Form 10-Q
period 1996-03-31
OSTEX INTERNATIONAL INC /WA/
filed 1996-05-15
CIK 932631

           SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
- --------------------------------------------------------------------------
                              FORM 10-Q
PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    /X/    QUARTERLY REPORT
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                              --or--
                   / /    TRANSITION REPORT
                 FOR THE TRANSITION PERIOD FROM __ TO__

- --------------------------------------------------------------------------

                        OSTEX INTERNATIONAL, INC.
              Name of Registrant as Specified in Its Charter

                               0-25250
                        Commission File Number

                          STATE OF WASHINGTON
         State or Other Jurisdiction ofIncorporation or Organization

                             91-1450247
                 I.R.S. Employer Identification Number

        2203 AIRPORT WAY SOUTH, SUITE 400, SEATTLE, WASHINGTON 98134
                            206-292-8082
        Address and Telephone Number of Principal Executive Offices


                               [N/A]
    Former name, address and  fiscal year, if changed since last report



     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X       No
          -----          -----


     THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MAY 7, 1996 WAS 12,441,367.

                     OSTEX INTERNATIONAL, INC.
                      INDEX TO FORM 10-Q

                   PART I - FINANCIAL INFORMATION


                                                                Page
ITEM 1 - FINANCIAL STATEMENTS....................................2

Condensed Balance Sheets.........................................F-1

Condensed Statements of Operations...............................F-2

Condensed Statements of Cash Flows...............................F-3

Notes to Condensed Financial Statements..........................F-4


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............2

                   PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.......................................4

ITEM 2 - CHANGES IN SECURITIES...................................4

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.........................4

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....4

ITEM 5 - OTHER INFORMATION.......................................4

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K........................5

                  PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     Attached hereto are the Registrant's unaudited condensed balance sheet as of March 31, 1996, the audited condensed balance sheet as of December 31, 1995, and the unaudited condensed statements of operations and cash flows for the three month period ended March 31, 1996 and 1995. Also attached are notes to the unaudited financial statements.


ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     It is suggested that this management's discussion be read in conjunction with the management discussion included in the Registrant's Annual Report to shareholders for the fiscal year ended December 31, 1995, previously filed with the Securities and Exchange Commission.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995

     Ostex International, Inc. (the Company ) had revenues of $587,000 for the three month period ended March 31, 1996, compared to $380,000 for the three month period ended March 31, 1995. On May 8, 1995 the Food and Drug Administration (FDA) cleared the Company's Osteomark-Registered Trademark immunoassay for commercial sale in the United States. The Company anticipates that in light of the FDA's product clearance, sales to laboratories and physicians in the U.S. may increase in ensuing quarters. The Company expects to incur significant expense to stimulate product sales in the U.S. and Europe. Prior to receiving clearance from the FDA, the Osteomark test was not available in the U.S. except for research purposes only.

     Product sales for the three month period ended March 31, 1996 were $587,000 compared to $366,000 for the three month period ended March 31, 1995. The increase in 1996 is attributable to higher volumes of kits sold in the U.S., Europe, and Canada during the quarter. During the first quarter of 1996, domestic and European sales were $587,000 compared to $291,000 in the same period of 1995 and research testing decreased from $75,000 in 1995 to zero in 1996. There were no research testing services sales during the quarter due to the completion of an existing contract in December 1995, and the continuing trend to sell kits rather than contract testing services which is consistent with the Company's marketing plan.

     The Company's product costs totaled $168,000 for the three month period ended March 31, 1996 compared to $134,000 for the same period of 1995. Product costs have increased 25% while production volume has increased 173%. Cost per unit of output for the quarter ended March 31, 1996 decreased 54% compared to the first quarter 1995 largely as a result of increased volume as well as continued efficiency gains made in the production process during the first quarter of 1996 compared to the first quarter of 1995.

     The Company's research and development expenditures totaled $745,000 for the three month period ended March 31, 1996, compared to $834,000 for the three month period ended March 31, 1995. The decrease is due primarily to a decline in expenses associated with the Company's clinical trials in the first quarter of 1996 compared to the same period of 1995, while research and development activities associated with the Osteomark immunoassay and research and development expenses associated with the Company's monoclonal antibody laboratory have remained constant. The Company intends to expand its research and development activities during the next several years.

     Selling, general and administrative expenses totaled $1,855,000 for the three month period ended March 31, 1996, compared to $1,109,000 for the same period ended March 31, 1995. The higher expense level during the three months ended March 31, 1996 was due to the implementation of marketing programs to support the launch of Osteomark in the U.S., and the addition of sales personnel to support in these efforts. The Company intends to continue its marketing efforts during the next several years.

     Interest income totaled $412,000 for the three month period ended
March 31, 1996, compared to $318,000 for the three month period ended
March 31, 1995. The increase is the result of the cash available for investment from the initial public offering of Company common stock, completed on January 25, 1995, being invested for a longer period during the first quarter of 1996 than during the first quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations from inception primarily through an initial public offering of 3,645,642 shares of common stock, which generated net proceeds of approximately $32,000,000, and three private placements of preferred stock aggregating approximately $12,800,000. Additional funds of approximately $9,200,000 have been generated through collaborative research and licensing agreements, sales of the Osteomark immunoassay kits and research testing services. As of March 31, 1996, the Company had $25,752,000 in cash and cash equivalents and short-term investments, working capital of $26,451,000 and total stockholders' equity of $29,641,000.

     During the three month period ended March 31, 1996 the Company used $1,772,000 of cash for operating activities as compared to $1,785,000 during the three month period ended March 31, 1995. The primary reason for the change was the increased net loss partially being offset by collections of significant trade receivable balances during the three month period ended March 31, 1996. Total cash provided by investing activities was $210,000 for the three months ended March 31, 1996 compared to $13,261,000 used in the same period of 1995. The proceeds provided by investing activities in the three month period ended March 31, 1996 were primarily the result of more short-term investments maturing during the period than were purchased. During the same period ended March 31, 1995, most investing activities focused on using cash made available by the Company's initial public offering to purchase shortterm investments.
The Company expects its cash requirements to increase in future periods. The Company's future capital requirements depend upon many factors, including effective commercialization activities and arrangements, continued scientific progress in its research and development programs, progress toward development of the O-CSF technology, which potentially has therapeutic uses, the costs involved in filing, prosecuting and enforcing patent claims, the costs involved in enforcing and arbitrating distribution agreements and the time and costs involved in obtaining regulatory approvals.

     The Company intends to seek additional collaborative or license agreements with suitable corporate partners. There can be no assurance, however, that the Company will be able to enter into such agreements or that the amounts received under such agreements will materially reduce the Company's funding requirements. Additional equity or debt financing may be required. There can be no assurance that such additional funds will be available on favorable terms, if at all. Because of the Company's significant long-term cash requirements, it may seek to raise additional capital if conditions in the public equity markets are favorable, even if the Company does not have an immediate need for additional cash at that time. If additional financing is not available, the company anticipates that its existing available cash, its future license and research revenues from existing collaboration agreements, product sales and interest income from short-term investments will be adequate to satisfy its capital requirements and to fund operations through at least 1998.

     Forward looking statements in this Form 10-Q involve a number of risks and uncertainties including, but not limited to, product demand, pricing, market acceptance, changing economic conditions, risks in product and technology development, the effect of the Company's accounting policies and other risk factors detailed in the Company's SEC filings.

                         PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     In October 1994, the Company and Boehringer Mannheim, a division of Corange International, Ltd, executed a license agreement which granted to Boehringer Mannheim a co-exclusive, 10-year license for worldwide distribution of Osteomark kits in the existing microtiter plate (MTP) format, except in countries where the Company has prior exclusive distribution agreements. Additionally, Boehringer Mannheim was granted a co-exclusive, 10-year license to adapt the Osteomark test for use on automated systems and to manufacture and market it worldwide, except in Japan.

     On August 25, 1995, the Company filed an action in the United States District Court for the Western District of Washington (the District Court ) to compel Boehringer Mannheim to participate in arbitration and to enforce any arbital award of damages or other relief. The Company believes that Boehringer Mannheim concentrated its efforts on adapting the Company's Osteomark test for use on Boehringer Mannheim's proprietary, automated instruments, but has failed to meet its marketing and other obligations under the agreement for the distribution of the Osteomark test in the existing, Company manufactured MTP format. On October 26, 1995, Boehringer Mannheim filed an answer in the District Court, denying that requisites to arbitration under the agreement have been met, counterclaiming for damages against the Company for breach of contract, and requesting that the Company's motion to compel arbitration be denied, or, in the alternative, that the parties be compelled to mediate their disputes as a prerequisite to arbitration.

     On December 5, 1995 a United States district court judge ruled against Boehringer Mannheim and ordered it to proceed with the arbitration. The federal court retained jurisdiction over the dispute to enforce any award issued by the arbitrators. At the present time management cannot estimate the amount of damages, if any, which may be awarded to either party.




ITEM 2.   CHANGES IN SECURITIES

     None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

     The following exhibit is filed herewith:

     3.1*       Articles of Incorporation, as amended and in effect

     3.2*       Bylaws, as amended and in effect

     10.31** Agreement with Laboratory Corporation of America-TM-Holdings (LabCorp), dated January 11, 1996

     27.1       Financial Data Schedule

* Incorporated herein by reference from Item 16(a) of Registrant's Form S-1 Registration Statement as declared effective January 24, 195, (No. 33-86118) ** Confidential treatment requested.

     (B)  REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the quarter for which this Form 10-Q is filed.

                          SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OSTEX  INTERNATIONAL,  INC.

DATE: May 13, 1996  By          /s/ H. Raymond Cairncross
                                H. Raymond Cairncross Chairman of
                                the Board of
                                Directors and Chief Executive
                                Officer (principal executive
                                officer)

DATE:  May 13, 1996 By          /s/ John M. Brenneman
                                John M. Brenneman Secretary
                                and Treasurer
                                Director of Finance and Operations
                                (principal financial and principal accounting
                                officer)

                      OSTEX INTERNATIONAL, INC.

                      CONDENSED BALANCE SHEETS
                 (In thousands, except share amounts)

                                                  December 31,         March 31,
                                                     1996               1995
                                                  -------------      -------------
                                                                     (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                    $      6,241       $     4,712
     Short-term investments                             21,553            21,040
     Trade receivables and other current assets          1,654               999
     Inventory, at cost                                    236               280
                                                  -------------      -------------
          Total current assets                          29,684            27,031

NET FURNITURE AND EQUIPMENT, at cost                     2,481             2,514

OTHER ASSETS                                               676               676
                                                  -------------      -------------
          Total assets                            $     32,841       $    30,221
                                                  =============      =============

CURRENT LIABILITIES:
     Accounts payable and accrued expenses        $      1,323       $       580
SHAREHOLDERS' EQUITY:
      Common stock, $.01 par value, 50,000,000
         authorized; 12,432,667 and 12,440,742
         issued and outstanding                            125               125
     Additional paid-in capital                         45,187            45,079
     Accumulated deficit                               (13,794)          (15,563)
                                                  -------------      -------------
          Total shareholders' equity                    31,518            29,641

     Total liabilities and shareholders' equity   $     32,841       $    30,221
                                                  =============      =============

The accompanying notes are an integral part of these condensed balance sheets


                   OSTEX INTERNATIONAL, INC.

               CONDENSED STATEMENTS OF OPERATIONS
              (In thousands, except share amounts)

                                                            Quarter Ended
                                                    ---------------------------
                                                      March 31,       March 31,
                                                        1995            1996
                                                    -----------      -----------
                                                    (unaudited)      (unaudited)
REVENUE:
     Research testing services and product sales    $      366       $      587
     Research and development fees                          14               -
                                                    ----------       ----------
      Total revenues                                       380              587


OPERATING EXPENSES:
     Product costs                                         134              168
     Research and development                              834              745
     Selling, general and administrative                 1,109            1,855
                                                    ----------       ----------
     Total operating expenses (1)                        2,077            2,768
                                                    ----------       ----------
     Loss from operations                              (1,697)          (2,181)

OTHER INCOME:
     Interest income                                      318              412

                                                    ----------       ----------
     Net loss                                       $  (1,379)       $  (1,769)
                                                    ==========       ==========

NET LOSS PER COMMON AND COMMON
EQUIVALENT SHARE                                    $   (0.12)       $   (0.14)
     Shares used in calculation                         11,311           12,440


(1) Includes legal and consulting fees for services provided by a related party totaling $64,512 and $18,076 for the quarters ended March 1995 and 1996, respectively.


The accompanying notes are an integral part of these condensed financial statements.

                  OSTEX INTERNATIONAL, INC.

              CONDENSED STATEMENTS OF CASH FLOW
                      (In thousands)

                                                                     Quarter Ended
                                                            --------------------------------
                                                               March 31,         March 31,
                                                                 1995              1996
                                                            -------------     -------------
                                                             (unaudited)       (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES                        $     (1,785)     $    (1,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                           (15,060)         (10,734)
   Proceeds from sales of short-term investments                   1,952           11,098
   Purchase of furniture and equipment                              (153)            (154)
                                                            -------------     -------------
     Net cash provided by (used in) investing activities         (13,261)             210

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock and
     exercise of options on common stock                          31,789               33
   Proceeds from stock subscription receivable                       165               -
                                                            ------------      -------------
     Net cash provided by (used in) financing activities          31,954               33

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                    16,908           (1,529)

CASH AND CASH EQUIVALENTS, beginning of period                     1,706            6,241
                                                            ------------      -------------
CASH AND CASH EQUIVALENTS, end of period                    $     18,614      $     4,712
                                                            ============      =============


The accompanying notes are an integral part of these condensed financial statements.


                  OSTEX INTERNATIONAL, INC.

                NOTES TO FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Basis of Presentation

The unaudited condensed financial statements include the accounts of Ostex International, Inc. (a Washington corporation) (the Company). The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission.
While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed on Form 10-K for the year ended December 31, 1995.


Net Loss per Common and Common Equivalent Share

For the three months ended March 31, 1996, net loss per common and common equivalent share was based on the weighted average number of common shares outstanding during each period. Common stock equivalents include shares issuable upon the exercise of outstanding stock options or warrants. These shares are not included in the computation of net loss per share because the effect of including such shares would be antidilutive.


2.  SHAREHOLDERS' EQUITY:

Initial Public Offering

On January 25, 1995, the Company successfully completed its initial public offering of 3,645,642 shares of common stock at $9.50 per share for proceeds of $34,634,000, less underwriting discounts, commissions and other offering costs of $3,085,000. In addition, at closing of the offering, the outstanding convertible preferred stock was automatically converted into 5,293,260 shares of common stock and 213,204 additional shares of common stock were issued to the Series C preferred shareholder pursuant to certain anti-dilution provisions.


3.  CONTINGENCIES

Legal

Refer to Part II, Item 1 for Legal Proceedings