Form 10-Q
period 1996-06-30
OSTEX INTERNATIONAL INC /WA/
filed 1996-08-15
CIK 932631

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington,D.C. 20549
- ------------------------------------------------------------------------

                                  FORM 10-Q
     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


         /X/                  QUARTERLY REPORT
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                               -- or --
        / /                   TRANSITION REPORT
                   FOR THE TRANSITION PERIOD FROM ____ TO ____

- ------------------------------------------------------------------------


                          OSTEX INTERNATIONAL, INC.
                 Name of Registrant as specified in Its Charter


                                  0-25250
                           Commission File Number

                             STATE OF WASHINGTON
           State or Other Jurisdiction of Incorporation or Organization

                                 91-1450247
                     I.R.S. Employer Identification Number

          2203 AIRPORT WAY SOUTH, SUITE 400, SEATTLE, WASHINGTON 98134
                                206-292-8082
          Address and Telephone Number of Principal Executive Offices


                                   [N/A]
      Former name, address and  fiscal year, if changed since last report
- ------------------------------------------------------------
- ----------------------


     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes       X                  No
          ---------                    ----------

     THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF AUGUST 7, 1996 WERE 12,441,617.

                             OSTEX INTERNATIONAL, INC.


                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION


                                                                   Page
                                                                   ----
ITEM 1 - FINANCIAL STATEMENTS........................................2

Condensed Balance Sheets.............................................F-1

Condensed Statements of Operations...................................F-2

Condensed Statements of Cash Flows...................................F-3

Notes to Condensed Financial Statements..............................F-4

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............2

                        PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS...........................................4

ITEM 2 - CHANGES IN SECURITIES.......................................5

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.............................5

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........5

ITEM 5 - OTHER INFORMATION...........................................5

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K............................6

                     PART I -- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

     Attached hereto are the Registrant's unaudited condensed balance sheet as of June 30, 1996, the audited condensed balance sheet as of December 31, 1995, and the unaudited condensed statements of operations and cash flows for the six month period ended June 30, 1996 and 1995. Also attached are notes to the unaudited financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     It is suggested that this management's discussion be read in conjunction with the management discussion included in the Registrant's Annual Report to shareholders for the fiscal year ended December 31, 1995, previously filed with the Securities and Exchange Commission.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

     Ostex International, Inc. (the "Company") had revenues of $854,000 for the quarter ended June 30, 1996, compared to $1,059,000 for the quarter ended June 30, 1995. There were no research and development fees received during the second quarter 1996 compared to $590,000 in the second quarter 1995 which included $500,000 from Johnson & Johnson Clinical Diagnostics, Inc. ("Johnson & Johnson"), and $90,000 from Mochida Pharmaceutical Co., Ltd. ("Mochida"). On May 8, 1995 the Company's lead product, the Osteomark-Registered Trademark- test first became commercially available in the United States as a urinary assay that provides a quantitative measure of the excretion of cross-linked N-telopeptides of type I collagen (NTx) as an indicator of human bone resorption. Prior to becoming commercially available, the Osteomark test was not available in the U.S. except for research purposes only.

     Product sales for the quarter ended June 30, 1996 were $854,000 compared to $469,000 for the quarter ended June 30, 1995. The increase in 1996 is attributable to higher volumes of kits sold to laboratories and physicians in the U.S., Europe, and Canada during the quarter. During the second quarter of 1996, domestic and European sales were $854,000 compared to $396,000 in the same period of 1995 and research testing decreased from $73,000 in 1995 to zero in 1996. There were no research testing services sales during the quarter due to the completion of an existing contract in December 1995, and the continuing trend to sell kits rather than contract testing services which is consistent with the Company's marketing plan.

     The Company's product costs totaled $267,000 for the quarter ended June 30, 1996 compared to $189,000 for the same period of 1995. Product costs have increased 41% while production volume has increased 112%. Cost per unit of output for the quarter ended June 30, 1996 decreased 33% compared to the second quarter 1995 largely as a result of increased volume as well as continued efficiency gains made in the production process during the second quarter of 1996 compared to the second quarter of 1995.

     The Company's research and development expenditures totaled $701,000 for the quarter ended June 30, 1996, compared to $782,000 for the quarter ended June 30, 1995. The decrease is due primarily to a decline in expenses associated with the completion of one of the Company's clinical trials in November 1995, while research and development activities associated with the Osteomark immunoassay and research and development expenses associated with the Company's monoclonal antibody laboratory have remained constant. The Company intends to expand its research and development activities during the next several years.

     Selling, general and administrative expenses totaled $2,512,000 for the quarter ended June 30, 1996, compared to $1,314,000 for the same period ended June 30, 1995. The higher expense level during the three months ended June 30, 1996 was due to the implementation of marketing programs to support Osteomark in the U.S., the addition of sales personnel to support in these efforts, and increased legal costs in preparation for the upcoming arbitration hearing for the Boehringer Mannheim dispute. The Company intends to continue its marketing efforts during the next several years and expects to incur significant expense to stimulate product sales in the U.S. and Europe.

     Interest income totaled $325,000 for the quarter ended June 30, 1996, compared to $475,000 for the three month period ended June 30, 1995. The decrease is the result of the fact that cash available for investment was less in the quarter ended June 30, 1996 compared to the same period 1995 as funds have been used for operations.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

     The Company had revenues of $1,441,000 for the six month period ended June 30, 1996, compared to $1,439,000 for the six month period ended June 30, 1995. There were no research and development fees received during the first six months of 1996 compared to $604,000 in the first six months of 1995 including $500,000 from Johnson & Johnson and $90,000 from Mochida. Research testing services and product sales for the six month period ended June 30, 1996 were $1,441,000 compared to $835,000 for the period ended June 30, 1995. Higher volumes of kits sold in the U.S., Europe and Canada for research purposes attributed to $1,441,000 of product revenues for the six month period ended June 30, 1996, compared to $687,000 for same period ended 1995, while research testing services performed during the same period declined by $148,000.

     The Company's product costs totaled $435,000 for the six month period ended June 30, 1996, compared to $323,000 for the same period ended June 30, 1995. Product costs have increased 35% while production volume has increased 142% for the six month period ended June 30, 1996. The resulting unit cost reduction of 45% is a function of the increased volume as well as overall efficiency gains made in the production process during the six month period ended June 30, 1996 compared to the six month period ended June 30,1995.

     The Company's research and development expenditures totaled $1,446,000 for the six month period ended June 30, 1996, compared to $1,616,000 for the same period ended June 30, 1995. The decrease is due primarily to a decline in expenses associated with the completion of one of the Company's clinical trials in November 1995, while research and development activities associated with the Osteomark immunoassay and research and development expenses associated with the Company's monoclonal antibody laboratory have remained constant.

     Selling, general and administrative expenses totaled $4,367,000 for the six month period ended June 30, 1996, compared to $2,423,000 for the six months ended June 30, 1995. The higher expense level was due to the implementation of marketing programs to support Osteomark in the U.S., the addition of marketing personnel to support the product launch, foreign selling costs and increased costs associated with being a public company.

     Interest income totaled $737,000 for the six month period ended June 30, 1996, compared to $793,000 for the same period ended June 30, 1995. The decrease is the result of decreased levels of cash available for investment.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations from inception primarily through an initial public offering of 3,645,642 shares of common stock, which generated net proceeds of approximately $32,000,000, and three private placements of preferred stock aggregating approximately $12,800,000. Additional funds of approximately $10,100,000 have been generated through collaborative research and licensing agreements, sales of the Osteomark immunoassay kits and research testing services. As of June 30, 1996, the Company had $23,536,000 in cash and cash equivalents and short-term investments, working capital of $24,213,000 and total shareholder' equity of $27,327,000.

     During the six month period ended June 30, 1996 the Company used $3,918,000 of cash for operating activities as compared to $2,057,000 during the six month period ended June 30, 1995. The primary reason for the change was the increased net loss partially being offset by collections of significant trade receivable balances during the six month period ended June 30, 1996. Total cash provided by investing activities was $1,845,000 for the six months ended June 30, 1996 compared to $13,277,000 used in the same period of 1995. The proceeds provided by investing activities in the six month period ended June 30, 1996 were primarily the result of more short-term investments maturing during the period than were purchased. During the same period ended June 30, 1995, most investing activities focused on using cash made available by the Company's initial public offering to purchase short-term investments. The Company expects its cash requirements to increase in future periods. The Company's future capital requirements depend upon many factors, including effective commercialization activities and arrangements, continued scientific progress in its research and development programs, progress toward development of the O-CSF technology, which potentially has therapeutic uses, the costs involved in filing, prosecuting and enforcing patent claims, the costs involved in enforcing and arbitrating distribution agreements, and the time and costs involved in obtaining regulatory approvals.

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


                       PART II -- OTHER INFORMATION


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

     On August 25, 1995, the Company filed an action in the United States District Court for the Western District of Washington (the "District Court") to compel Boehringer Mannheim to participate in arbitration and to enforce any arbital award of damages or other relief. The Company believes that Boehringer Mannheim concentrated its efforts on adapting the Company's Osteomark test for use on Boehringer Mannheim's proprietary, automated instruments, but has failed to meet its marketing and other obligations under the agreement for the distribution of the Osteomark test in the existing, Company-manufactured MTP format. On October 26, 1995, Boehringer Mannheim filed an answer in the District Court, denying that requisites to arbitration under the agreement have been met, counterclaiming for damages against the Company for breach of contract, and requesting that the Company's motion to compel arbitration be denied, or, in the alternative, that the parties be compelled to mediate their disputes as a prerequisite to arbitration.

     On December 5, 1995 a United States District Court judge ruled against Boehringer Mannheim and ordered it to proceed with the arbitration. The federal court retained jurisdiction over the dispute to enforce any award issued by the arbitrators. The hearing before the American Arbitration
Association is scheduled for September 1996. At the present time management cannot estimate the amount of damages, if any, which may be awarded to either party.

     In June 1996, the Company filed an action in the United States District Court for the Western District of Washington against Osteometer Biotech A/S, a biotechnology company based in Denmark, and Diagnostic Systems Laboratories Inc. for patent infringement. The Company believes Osteometer's Crosslaps immunoassay incorporates technology which infringes on the Company's technology which is protected by the United States Letters Patent No. 5,455,179. The Company expects the case will be scheduled for trial in late 1997. At the present time management cannot estimate the amount of damages, if any, which may be awarded to either party.


ITEM 2. CHANGES IN SECURITIES

     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 28, 1996, the Company held its 1996 Annual
Meeting of Shareholders (the "Annual Meeting"), at which the following members were elected to the Board of Directors:

                                       Affirmative          Votes
                                         Votes             Withheld

                                     --------------      ------------
     Thomas J. Cable                     9,785,948         226,330
     H. Raymond Cairncross               9,785,323         226,955
     Robert J. Glaser                    9,785,948         226,330
     Gregory D. Phelps                   9,785,948         226,330

     The following member continued his term on the Board of
Directors:

               David R. Eyre

     The following proposal was also approved at the Annual Meeting:

                                           Affirmative     Votes       Votes
                                             Votes        Against     Withheld
                                          -----------   -----------  ----------
     Ratification of Arthur Andersen LLP    9,984,073     21,170        7,035
     as the Company's independent
     auditors for the fiscal year ending
     December 31, 1996


ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS   **

     The following exhibit is filed herewith:

     3.1*    Articles of Incorporation, as amended and in effect

     3.2*    Bylaws, as amended and in effect

     27.1    Financial Data Schedule

* Incorporated herein by reference from Item 16(a) of Registrant's Form S-1 Registration Statement as declared effective January 24, 1995, (No. 33-86118).
** Copies of the exhibits may be obtained at prescribed rates from the Public Reference Section of the Securities and Exchange Commission at 450 5th Street NW, Room 1024, Washington, D.C., 20549.

     (B) REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the quarter for which this Form 10-Q is filed.





                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              OSTEX INTERNATIONAL,  INC.



     DATE:  August 12, 1996                  By   /S/ H. RAYMOND CAIRNCROSS
                                            ----------------------------------
                                                   H. Raymond Cairncross
                                             Chairman of the Board of Directors
                                                and Chief Executive Officer
                                               (principal executive officer)



     DATE:  August 12, 1996                  By  /S/ JOHN M. BRENNEMAN
                                            ----------------------------------
                                                  John M. Brenneman
                                              Secretary and Treasurer
                                         Director of Finance and Operations
                                         (principal financial and principal
                                                accounting officer)

                             OSTEX INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                          December 31,    June 30,
                                                             1995           1996
                                                         -------------   ------------
                                                                         (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                             $      6,241    $    4,209
   Short-term investments                                      21,553        19,327
   Trade receivables and other current assets                   1,654         1,305
   Inventory, at cost                                             236           212
                                                         -------------   ------------
        Total current assets                                   29,684        25,053

NET FURNITURE AND EQUIPMENT, at cost                            2,481         2,439

OTHER ASSETS                                                      676           675
                                                         -------------   ------------

        Total assets                                     $     32,841    $   28,167
                                                         =============   ============

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                 $      1,323    $      840

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value, 50,000,000
        authorized; 12,432,667 and 12,441,617 issued
        and outstanding                                           125           125
     Additional paid-in capital                                45,187        45,066
     Accumulated deficit                                      (13,794)      (17,864)
                                                         -------------   ------------
        Total shareholders' equity                             31,518        27,327

        Total liabilities and shareholders' equity       $     32,841    $   28,167
                                                         =============   ============

The accompanying notes are an integral part of these condensed balance sheets.


                             OSTEX INTERNATIONAL, INC.

                        CONDENSED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 Quarter Ended              Year to Date
                                                         --------------------------  --------------------------
                                                            June 30,      June 30,      June 30,      June 30,
                                                             1995          1996          1995          1996
                                                         ------------  ------------  ------------  ------------
                                                          (unaudited)   (unaudited)   (unaudited)   (unaudited)
REVENUE:
   Research testing services and product sales           $     469     $     854     $      835    $    1,441
   Research and development fees                               590             -            604             -
                                                         ------------  ------------  ------------  ------------
        Total revenues                                       1,059           854          1,439         1,441

OPERATING EXPENSES:
   Product costs                                               189           267            323           435
   Research and development                                    782           701          1,616         1,446
   Selling, general and administrative                       1,314         2,512          2,423         4,367
                                                         ------------  ------------  ------------  ------------
        Total operating expenses (1)                         2,285         3,480          4,362         6,248

                                                         ------------  ------------  ------------  ------------
        Loss from operations                                (1,226)       (2,626)        (2,923)       (4,807)

OTHER INCOME:
   Interest income                                             475           325            793           737

                                                         ------------  ------------  ------------  ------------
        Net loss                                         $    (751)    $  (2,301)    $   (2,130)   $   (4,070)
                                                         ============  ============  ============  ============


NET LOSS PER COMMON AND COMMON
  EQUIVALENT SHARE                                       $   (0.06)    $   (0.18)    $    (0.18)   $    (0.33)
        Shares used in calculation                          12,165        12,441         11,557        12,441

(1)     Includes legal and consulting fees for services provided by a related party totaling $81,026 and $55,838 for the quarters ended June 1995 and 1996, respectively, and $145,538 and $73,914 for the six months ended June 1995 and
1996, respectively.

The accompanying notes are an integral part of these condensed financial statements.


                             OSTEX INTERNATIONAL, INC.

                        CONDENSED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)

                                                                        Year to Date
                                                               -----------------------------
                                                                 June 30,         June 30,
                                                                  1995             1996
                                                               ------------     ------------
                                                                (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES                           $   (2,057)      $   (3,918)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                            (27,068)         (12,576)
   Proceeds from sales of short-term investments                   14,747           14,623
   Purchase of furniture and equipment                               (956)            (202)
                                                               ------------     ------------
        Net cash provided by (used in) investing activities       (13,277)           1,845

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock and
        exercise of options on common stock                        31,789               41
   Proceeds from stock subscription receivable                        165                -
                                                               ------------     ------------
        Net cash provided by financing activities                  31,954               41

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                        16,620           (2,032)

CASH AND CASH EQUIVALENTS, beginning of period                      1,706            6,241
                                                               ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                       $   18,326       $    4,209
                                                               ============     ============



The accompanying notes are an integral part of these condensed financial statements.


                             OSTEX INTERNATIONAL, INC.

                           NOTES TO FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Basis of Presentation

The unaudited condensed financial statements include the accounts of Ostex International, Inc. (a Washington corporation) (the Company). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed on Form 10-K for the year ended December 31, 1995.


Net Loss per Common and Common Equivalent Share

For the three months ended June 30, 1996, and the six months ended June 30, 1996, net loss per common and common equivalent share was based on the weighted average number of common shares outstanding during each period. Common stock equivalents include shares issuable upon the exercise of outstanding stock options or warrants. These shares are not included in the computation of net loss per share because the effect of including such shares would be antidilutive.


2.  CONTINGENCIES


Legal

Refer to Part II, Item 1 for Legal Proceedings