Form 10-Q
period 1996-09-30
OSTEX INTERNATIONAL INC /WA/
filed 1996-11-14
CIK 932631

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
     -----------------------------------------------------------

                                FORM 10-Q
      PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      \ X \                  QUARTERLY REPORT
               FOR THE QUATERLY PERIOD ENDED SEPTEMBER 30, 1996
                                -- or --
      \   \                 TRANSITION REPORT
                  FOR THE TRANSITION PERIOD FROM ____TO____

     -----------------------------------------------------------


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

     -----------------------------------------------------------

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   X     No
         ----      ----

     THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF NOVEMBER 5, 1996 WAS 12,441,617.

     ------------------------------------------------------------

                        OSTEX INTERNATIONAL, INC.

                          INDEX TO FORM 10-Q

                     PART I - FINANCIAL INFORMATION

                                                            Page
                                                            ----
ITEM 1 - FINANCIAL STATEMENTS

     Condensed Balance Sheets......................         F-1

     Condensed Statements of Operations............         F-2

     Condensed Statements of Cash Flows............         F-3

     Notes to Condensed Financial Statements ......         F-4

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS ............................         2


                      PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS.........................        4

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K..........        5

                     PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     Attached hereto are the Registrant's unaudited condensed balance sheet as of September 30, 1996, the audited condensed balance sheet as of December 31, 1995, the unaudited condensed statements of operations for the quarter and nine month periods ended September 30, 1996 and 1995, and condensed statement of cash flows for the nine month periods ended September 30, 1996 and 1995. Notes follow the unaudited financial statements and are an integral part thereof.


ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     It is suggested that this management's discussion be read in conjunction with the management discussion included in the Registrant's annual report for the fiscal year ended December 31, 1995, previously filed with the Securities and Exchange
Commission.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

     Ostex International, Inc. (the "Company") had revenues of $1,859,000 for the quarter ended September 30, 1996, compared to $717,000 for the quarter ended September 30, 1995. Research and development fees amounted to $1,083,000 during the 1996 third quarter, including two milestone payments totaling $1,080,000 from Mochida Pharmaceutical Co., Ltd. ("Mochida"). Third quarter 1995 research and development fees totaled $429,000 which included milestone payments of $405,000 from Mochida.

     On May 8, 1995 the Company's lead product, the Osteomark-Registered Trademark- test, first became commercially available in the United States as a urinary assay that provides a quantitative measure of the excretion of cross-linked N-telopeptides of type I collagen (NTx)as an indicator of human bone resorption. Prior to becoming commercially available, the Osteomark test was not available in the U.S. except for research purposes only. Revenues from product sales and research testing services for the quarter ended September 30, 1996 were $776,000, compared to $288,000 for the quarter ended September 30, 1995. The increase in 1996 is attributable to higher volumes of kits sold to laboratories and distributors worldwide during the quarter.
During the third quarter of 1996, worldwide sales were $776,000 compared to $224,000 in the same period of 1995 while research testing decreased from $64,000 in 1995 to zero in 1996. There were no research testing services sales during the 1996 quarter due to the completion of an existing contract in December 1995.

     The Company's cost of products sold totaled $247,000 for the quarter ended September 30, 1996 compared to $101,000 for the same period of 1995. The gross profit rate on product sales for the 1996 third quarter was 68% compared to 55% for the third quarter in 1995. The change in gross profit rate is a result of an increase in the Company's average selling price as well as a decline in unit manufacturing costs resulting from increased production volume that caused fixed manufacturing costs to be spread over the higher number of units produced during the third quarter 1996.

     The Company's research and development expenditures totaled $757,000 for the quarter ended September 30, 1996, compared to $869,000 for the quarter ended September 30, 1995. The decrease is due primarily to the completion of one of the Company's clinical trials in November 1995.

     Selling, general and administrative expenses totaled $2,328,000 for the quarter ended September 30, 1996, compared to $1,769,000 for the same period ended September 30, 1995. The higher expense level during the three months ended September 30, 1996 was due to the implementation of marketing programs to support Osteomark in the U.S., the addition of sales personnel to support in these efforts, increased legal costs involved with the arbitration hearing with Boehringer Mannheim, and patent litigation.

     Interest income totaled $299,000 for the quarter ended September 30, 1996, compared to $466,000 for the three month period ended September 30, 1995. The decrease is due to lower invested balances resulting from using cash to fund the Company's operating losses.

     Interest expense totaled $23,000 for the quarter ended September 30, 1996, compared to zero for the three month period ended September 30, 1995. Interest expense is attributed to the Company entering into a note agreement in the amount of $746,000 that provided funds required for expansion of manufacturing and administrative facilities during 1995 and 1996.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

     The Company had revenues of $3,300,000 for the nine month period ended September 30, 1996, compared to $2,156,000 for the nine month period ended September 30, 1995. Research and development fees amounted to $1,083,000 during the first nine months of 1996, compared to $1,033,000 in the first nine months of 1995. The 1996 period included fees of $1,080,000 from Mochida for attainment of two milestones under a research and development agreement. The 1995 period included $500,000 from Johnson & Johnson Clinical Diagnostics and $495,000 from Mochida. Higher volumes of kits sold worldwide resulted in $2,217,000 of product revenues for the nine month period ended September 30, 1996, compared to $911,000 for same period in 1995. Research testing services decreased from $212,000 in 1995 to zero in 1996 due to the completion of an existing contract in December 1995.

     The Company's cost of products sold totaled $682,000 for the nine month period ended September 30, 1996, compared to $424,000 for the nine months ended September 30, 1995. The gross profit rate on product sales for the nine months ended September 30, 1996 was 69% compared to 53% for the same period in 1995. The change in gross profit rate is a result of an increase in the Company's average selling price as well as a decline in unit manufacturing costs resulting from increased production volume that caused fixed manufacturing costs to be spread over the higher number of units produced during the during nine months ended September 30, 1996.

     The Company's research and development expenditures totaled $2,203,000 for the nine month period ended September 30, 1996, compared to $2,485,000 for the same period ended September 30, 1995. The decrease is due primarily to a decline in expenses associated with the completion of one of the Company's clinical trials in November 1995.

     Selling, general and administrative expenses totaled $6,695,000 for the nine month period ended September 30, 1996, compared to $4,192,000 for the nine months ended September 30, 1995. The higher expense level was due to the implementation of marketing programs to support Osteomark in the U.S., the addition of sales personnel to support in these efforts, increased legal costs involved with the arbitration hearing with Boehringer Mannheim, and patent litigation.

     Interest income totaled $1,036,000 for the nine month period ended September 30, 1996, compared to $1,259,000 for the same period ended September 30, 1995. The decrease is due to lower invested balances resulting from using cash to fund the Company's operating losses.

     Interest expense totaled $23,000 for the nine month period ended September 30, 1996, compared to zero for the nine month period ended September 30, 1995. Interest expense is attributed to the Company entering into a note agreement in the amount of $746,000 that provided funds required for expansion of manufacturing and administrative facilities during 1995 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations from inception primarily through three private placements of preferred stock aggregating approximately $12,800,000 and an initial public offering of 3,645,642 shares of common stock, which generated net proceeds of approximately $32,000,000. Additional funds of approximately $11,900,000 have been generated through collaborative research and licensing agreements, sales of the Osteomark immunoassay kits and research testing services. As of September 30, 1996, the Company had $22,341,000 in cash and cash equivalents and short-term investments, working capital of $23,677,000 and total shareholder' equity of $26,174,000.

     During the nine month period ended September 30, 1996 the Company used $5,786,000 of cash for operating activities as compared to $3,743,000 during the nine month period ended September 30, 1995. The primary reason for the change was the increased net loss. During the nine month period ending
September 30, 1996 the Company entered into a note agreement in the amount of $746,000 that provided funds required for expansion of manufacturing and administrative facilities during 1995 and 1996. Monthly payments will be made against the principal balance and interest for a period of four years.

     The Company's future capital requirements depend upon many factors, including effective commercialization activities and arrangements, continued scientific progress in its research and development programs, progress toward development of the O-CSF technology, which potentially has therapeutic uses, the costs involved in filing, prosecuting and enforcing patent claims, the costs involved in legal efforts to enforce patent rights and distribution contracts, and the time and costs involved in obtaining regulatory approvals. Additional funds from equity or debt financing may be required. There can be no assurance that such additional funds will be available on favorable terms, if at all. Because of the Company's significant long-term cash requirements, it may seek to raise additional capital if conditions in the public equity markets are favorable, even if the Company does not have an immediate need for additional cash at that time. If additional financing is not available, the Company anticipates that its existing available cash, its future license and research revenues from existing collaboration agreements, product sales and interest income from short-term investments will be adequate to satisfy its capital requirements and to fund operations through at least mid 1998.

     Forward looking statements in this Form 10-Q involve a number of risks and uncertainties including, but not limited to, level of product sales, pricing, market acceptance, changing economic conditions, risks in product and technology development, the effect of the Company's accounting policies and other risk factors detailed in the Company's SEC filings.


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

     On August 25, 1995, the Company filed an action in the United States District Court for the Western District of Washington (the "District Court") to compel Boehringer Mannheim to participate in arbitration and to enforce any arbitrated award of damages or other relief. The Company believes that Boehringer Mannheim concentrated its efforts on adapting the Company's Osteomark test for use on Boehringer Mannheim's proprietary, automated instruments, but has failed to meet its marketing and other obligations under the agreement for the distribution of the Osteomark test in the existing, Company-manufactured MTP format. On October 26, 1995,
Boehringer Mannheim filed an answer in the District Court, denying that requisites to arbitration under the agreement have been met, counterclaiming for damages against the Company for breach of contract, and requesting that the Company's motion to compel arbitration be denied, or, in the alternative, that the parties be compelled to mediate their disputes as a prerequisite to arbitration.

     On December 5, 1995 a United States District Court judge
ruled against Boehringer Mannheim and ordered it to proceed
with the arbitration.   The federal court retained
jurisdiction over the dispute to enforce any award issued by the arbitrators. The hearing before a panel of the American
Arbitration Association was held in Seattle on September 3-11, 1996. Post-trial briefs are scheduled for filing during November, 1996, and a decision by the arbitrators is expected at the end of 1996. At the present time management cannot estimate the amount of damages, if any, which may be awarded to either party.

     In  June 1996, the Company filed an action in the United
States District Court for the Western District of Washington
against Osteometer  Biotech A/S, a biotechnology company based in
Denmark, and Diagnostic Systems Laboratories Inc. for patent infringement. The Company believes Osteometer's Crosslaps immunoassay incorporates technology that infringes on Company technology protected by the United States Letters Patent No.
5,455,179.   In September 1996 the defendants filed a response
denying infringement and counterclaimed that the subject patent is invalid and unenforceable. The Company expects the case will be scheduled for trial in early 1998. At the present time management cannot estimate the amount of damages, if any, which may be awarded to either party.


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


                                        OSTEX  INTERNATIONAL,  INC.



    DATE:   November 12, 1996    By:     /S/  H.  RAYMOND  CAIRNCROSS
                                    --------------------------------------
                                            H.  Raymond Cairncross
                                           Chairman of the Board of
                                             Directors and Chief
                                              Executive Officer
                                        (principal executive officer)



    DATE:   November 12, 1996    By:      /S/  ROBERT  M. LITTAUER
                                    --------------------------------------
                                              Robert M. Littauer
                                           Senior Vice President of
                                            Finance and Operations
                                      (principal financial and principal
                                              accounting officer)

                        OSTEX INTERNATIONAL, INC.

                        CONDENSED BALANCE SHEETS
                            (IN THOUSANDS)


                                                  September 30, 1996       December 31, 1995           -----------------
                                                     (unaudited)               (audited)
CURRENT ASSETS:
    Cash  and  cash  equivalents                  $        1,681           $      6,241
    Short-term investments                                20,660                 21,553
    Trade receivables and other current assets             2,419                  1,654
    Inventory,  at  cost                                     161                    236
                                                  ------------------       -----------------
       Total current assets                               24,921                 29,684

FURNITURE AND EQUIPMENT, at cost less                      2,387                  2,481
    accumulated depreciation and amortization

OTHER ASSETS                                                 675                    676
                                                  ------------------       -----------------
    Total assets                                  $       27,983           $     32,841
                                                  ==================       =================

CURRENT LIABILITIES:
    Accounts payable and accrued expenses         $        1,244           $      1,323

NONCURRENT LIABILITIES:
    Note payable, net of current portion                     565                      -

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value, 50,000,000
      authorized; 12,441,617 and 12,432,667
      issued and outstanding                                 125                    125

    Additional  paid-in  capital                          45,110                 45,187
    Accumulated   deficit                                (19,061)               (13,794)
                                                  ------------------       -----------------
       Total shareholders' equity                         26,174                 31,518
                                                  ------------------       -----------------
    Total liabilities and shareholders' equity    $       27,983           $     32,841
                                                  ==================       =================


The accompanying notes are an integral part of these condensed balance sheets.


                       OSTEX INTERNATIONAL, INC.

                  CONDENSED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                            (UNAUDITED)

                                                            Quarter Ended                     Year to Date
                                                     -----------------------------    -----------------------------
                                                     September 30,   September 30,    September 30,   September
                                                        1996            1995             1996            1995
                                                     -------------   -------------    -------------   -------------
REVENUE:
  Product sales and research testing services        $        776    $        288     $      2,217    $      1,123
  Research and development fees                             1,083             429            1,083           1,033
                                                     -------------   -------------    -------------   -------------
     Total revenues                                         1,859             717            3,300           2,156

                                                     -------------   -------------    -------------   -------------

OPERATING EXPENSES:
  Cost of products sold                                       247             101              682             424
  Research and development                                    757             869            2,203           2,485
  Selling, general and administrative                       2,328           1,769            6,695           4,192
                                                     -------------   -------------    -------------   -------------
     Total operating expenses                               3,332           2,739            9,580           7,101
                                                     -------------   -------------    -------------   -------------
     Loss from operations                                  (1,473)         (2,022)          (6,280)         (4,945)

OTHER INCOME (EXPENSE):
  Interest income                                             299             466            1,036           1,259
  Interest expense                                            (23)              -              (23)
                                                     -------------   -------------    -------------   -------------
     Net loss                                        $     (1,197)   $     (1,556)    $     (5,267)   $     (3,686)
                                                     =============   =============    =============   =============

NET LOSS PER COMMON AND COMMON
  EQUIVALENT SHARE                                   $      (0.10)   $      (0.13)    $      (0.42)   $      (0.31)
                                                     =============   =============    =============   =============
     Weighted average shares outstanding                   12,442          12,172           12,441          11,762
                                                     =============   =============    =============   =============


The accompanying notes are an integral part of these condensed financial statements.


                       OSTEX INTERNATIONAL, INC.

                   CONDENSED STATEMENTS OF CASH FLOW
                           (IN THOUSANDS)
                            (unaudited)


                                                         Nine Months Ended September 30,
                                                         -------------------------------
                                                              1996              1995
                                                         --------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES                     $     (5,786)     $    (3,743)
                                                         --------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of short-term investments                        (16,872)         (37,652)
   Proceeds from sales of short-term investments               17,622           22,340
   Purchase of furniture and equipment                           (275)          (1,107)
   Investment in other assets                                       -             (500)
                                                         --------------    -------------
Net cash provided by investing activities                         475          (16,919)
                                                         --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net proceeds from issuance of common stock
     and exercise of options on common stock                       41           31,825
   Proceeds from borrowings on note payable                       746                -
   Payments on note payable                                       (36)               -
   Proceeds from stock subscription                                 -              165
                                                         --------------    -------------
      Net cash provided by financing activities                   751           31,990
                                                         --------------    -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (4,560)          11,328


CASH AND CASH EQUIVALENTS, beginning of period                  6,241            1,706
                                                         --------------    -------------
CASH AND CASH EQUIVALENTS, end of period                 $      1,681           13,034
                                                         ==============    =============


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


Net Loss per Common and Common Equivalent Share

For the three months ended September 30, 1996, and the nine months ended September 30, 1996, net loss per common and common equivalent share was based on the weighted average number of common shares outstanding during each period. Common stock equivalents include shares issuable upon the exercise of outstanding stock options or warrants. These shares are not included in the computation of net loss per share because the effect of including such shares would be antidilutive.


2.  RELATED PARTY TRANSACTIONS


Legal and Consulting Services

Total operating expenses include legal and consulting fees for services provided by a related party totaling $96,000 and $167,000 for the quarters ended September 1996 and 1995, respectively, and $170,000 and $312,000 for the nine months ended September 1996 and 1995, respectively.


3.  CONTINGENCIES


Legal Proceedings

Refer to Part II, Item 1 of this Form 10-Q.