Form 10-K405
period 1996-12-31
OSTEX INTERNATIONAL INC /WA/
filed 1997-03-31
CIK 932631

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           -----                      -----
             X                    ANNUAL REPORT
           -----     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                    -- or --
           -----
                                TRANSITION REPORT
           -----     FOR THE TRANSITION PERIOD FROM ____ TO ____

                        -------------------------------

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

          Securities registered pursuant to Section 12(b) of the Act:
                    (none)                         (none)
                Title of Class       Each Exchange on Which Registered

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                 Title of Class

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

           X
         ----

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $53,089,576 on March 18, 1997, based on the per-share closing price of $5.31 on the Nasdaq National Market tier of the Nasdaq Stock Market, as reported by the Wall Street Journal.

    The number of shares of Common Stock outstanding as of March 18, 1997 was 12,447,617.

                       DOCUMENTS INCORPORATED BY REFERENCE

     (1) Annual Report to stockholders for the fiscal year ended December 31, 1996. Incorporated in Part I and Part II.
     (2) Proxy Statement for Shareholders Meeting to be held Monday, June 2, 1997 to be filed pursuant to Regulation 14A and incorporated herein pursuant to general instruction G(3) to Form 10-K. Incorporated in Part I, Part II and Part III.

 ...............................................................................

 ...............................................................................



For the purpose of this Form 10-K, the following capitalized terms shall be ascribed the following meanings:

     "Company" or "Ostex" shall mean Ostex International, Inc., a Washington corporation;

     "Annual Report to shareholders" shall mean the annual report to shareholders of Ostex International, Inc. for the year ended December 31, 1996; and
     "Proxy   Statement"   shall  mean  the  proxy   statement  for  the  1997
shareholders meeting of Ostex International, Inc. to be held Monday, June 2, 1997 to be filed with the Commission pursuant to Regulation 14A.


                     ----------------------------

                               PART I

ITEM 1.    BUSINESS

     Ostex was incorporated in the State of Washington in 1989. The Company is engaged in the discovery, development and commercialization of diagnostics and therapeutics for diseases of the skeleton and connective tissues. The Company believes that its lead product, the OSTEOMARK-registered trademark- assay, incorporates innovative new technologY in the area of bone resorption measurement. The Company is the exclusive licensee of this technology, known clinically as the NTx assay, which is a simple urine test that can aid in healthcare decision-making at early menopause and beyond. Ostex has formed collaborative relationships with a number of leading diagnostic and pharmaceutical companies to aid in the commercialization of the Osteomark assay. As of December 31, 1996, the Company had 74 employees.

       On May 8, 1995, the Company's Osteomark assay became commercially available in the United States as a urinary assay that provides a quantitative measure of the excretion of cross-linked N-telopeptides of type I collagen (NTx) as an indicator of human bone resorption and in July 1996 the Company received expanded claims for the assay. The new claims form a basis of important new messages to help physicians better manage diseases of the aging skeleton. First and foremost, the new claims allow that an Osteomark test measurement, if taken prior to the initiation of hormonal anti-resorptive therapy, can be utilized to predict a patient's response to that therapy, in terms of its effect on skeletal bone mineral density. Additionally, the claims allow that the test can be used for therapeutic monitoring of anti-resorptive therapies in postmenopausal women, as well as individuals diagnosed with osteoporosis and Padget's disease, and therapeutic monitoring of estrogen-suppressing therapies. Prior to becoming commercially available, the Osteomark test was available domestically only for research purposes. The Osteomark test is now marketed in over 22 countries around the world.

       The   Osteomark   assay  is  a   non-invasive   diagnostic   test   which
quantitatively measures bone resorption. Individuals who are losing bone collagen at accelerated rates may indicate a condition which typically results in osteoporosis. The Company believes that early identification of high levels of bone resorption provides the opportunity to predict skeletal response (bone mineral density) to hormonal resorptive therapy in postmenopausal women and help prevent the onset of osteoporosis. The Company also believes that the Osteomark assay aids clinicians in monitoring the effects of anti-resorptive therapies in postmenopausal women, as well as in older patients who have already lost significant bone mass.

       The Company is manufacturing and marketing the Osteomark assay initially in an ELISA format for testing urine samples. Worldwide promotion of the Osteomark test kits is supported by Johnson & Johnson Clinical Diagnostics, Inc. ("Johnson & Johnson"). In 1995 the Company entered into research, development, license and supply agreements with Johnson & Johnson. These agreements grant Johnson & Johnson a license to manufacture, sell and distribute certain products using Ostex's bone resorption technology. Currently, Johnson & Johnson distributes in the United States and certain foreign countries the Osteomark assay in the existing microtiter plate format and is adapting the urine assay for use with its automated analyzer. The companies intend to adapt the serum assay for use on high-speed, high volume, automated instruments typically used in large clinical laboratories. Ostex will receive royalties on Johnson & Johnson sales of products incorporating the Ostex technology.

       Ostex has also entered into research, development and license agreements with Mochida Pharmaceutical Co., Ltd. ("Mochida"), a Japanese pharmaceutical company for the commercialization of the Osteomark assay in Japan. Under the research and development agreement Mochida has an option to license the NTx serum assay and has paid Ostex $3,350,000 to date. Future payments of $750,000 under the agreement are contingent upon Mochida's decision to exercise its option.. Under the license agreement, the Company granted exclusive manufacturing, marketing and distribution rights to certain of the Company's products in Japan. Mochida has agreed to pay Ostex $2,500,000 in licensing fees for the Osteomark assay of which $2,000,000 has been earned to date.
Additionally, Ostex will receive royalties on Mochida sales of products incorporating the Ostex technology.

       Ostex is evaluating other potential collaborators to also adapt the Osteomark assay to other high speed automated instruments. The Company also plans to develop the Osteomark assay in other formats, including formats suitable for use in the physician's office and the home. Toward that end, the Company has established agreements with Hologic, Inc. ("Hologic"), a worldwide leader in x-ray and ultrasound bone densitometers used to measure bone density to assist in the diagnosis and monitoring of osteoporosis and other bone diseases, and Metrika Laboratories, Inc. ("Metrika") to develop physician office "point-of-care" Osteomark assay devices.

       The Company has two agreements with Hologic. Under the first agreement the companies will co-promote to physicians a package of products that
incorporates  both  companies'  bone  assessment  products.   The  goal  of  the
co-promotion with Hologic is to advance the companies' mutual products and technologies as complementary approaches for the diagnosis and management of bone disorders. Certain of the disease indications that Ostex has chosen for its initial research and development activities can be diagnosed using existing x-ray and related technologies. However, Ostex believes that traditional x-ray is generally regarded as a poor diagnostic tool to screen for risk of fracture and severe bone loss because, according to industry sources, bone loss must exceed 30% of bone mass before it can be detected by x-ray. Ostex believes that the most accepted tool for conducting bone mineral density measurements is dual-energy x-ray absorptiometry ("DEXA") because it has demonstrated that it can accurately record bone densities. Hologic is a worldwide leader in DEXA and untrasound bone densitometers. The agreement calls for the creation and marketing of an integrated offering to physicians, in which a fee-per-study leasing agreement will include both Hologic's QDR-4500C bone densitometer and a specified number of OstIn utilizing the companies' sales forces an eomark tests. customer bases, Ostex hopes to accelerate the physician education process, as well as increase the awareness of both companies' diagnostic technologies.

       The companies have also agreed to work together to develop a low-cost point-of-care NTx test for bone resorption based on the Osteomark assay under a joint development agreement. Under this agreement, the companies, working with Serex, Inc. ("Serex"), will develop and market a point-of-care Osteomark test, utilizing a strip-test technology of Serex. The joint product is expected to reduce the cost and simplify the process of obtaining patient results.

       Additionally, the Company has entered into agreements with several leading clinical laboratories in the U.S. including Corning Clinical Laboratories ("Corning"), SmithKline Beecham Clinical Laboratories ("SmithKline"), and Labcorp of America ("Labcorp"). Under these agreements, the laboratories will perform the Osteomark test for their physician clients. These relationships enable patients and doctors to conveniently access the Osteomark assay for diagnosis and monitoring of osteoporosis.

       Osteoporosis is a significant health problem worldwide. The Company estimates that approximately 70 million women and 21 million men are at risk of osteoporotic fracture, and that an additional 35 million people are at risk of skeletal degradation associated with Paget's disease of bone, cancer that metastasizes to bone, hyperparathyroidism and renal osteodystrophy. In spite of the serious human and economic consequences of these diseases (according to the National Osteoporosis Foundation, the direct healthcare and indirect lost productivity costs of osteoporosis exceed $10 billion annually in the U.S. alone), medical intervention usually commences only after pain, immobility, fractures or other symptoms have appeared. The Company expects the osteoporosis therapeutic market, which industry sources currently approximate at $2 billion per year worldwide, will increase dramatically. The Company believes that over 50 new therapeutic products are under development for osteoporosis, many of which are in late-stage clinical trials. The Company believes that the use of the Osteomark assay can be used to effectively monitor existing therapies and other therapies which may be developed.

       Outside the field of osteoporosis, the Company is investigating the use of its Osteomark assay in staging patients diagnosed with breast or prostate cancer and is developing an assay to identify the degradation of cartilage, with potential application in the field of arthritis The Company is also developing an assay to measure the breakdown of vascular tissues with potential applications in the area of cardiovascular disease. In addition, Ostex is investigating a novel polypeptide, O-CSF, which has therapeutic implications for osteoporosis and other bone disorders. Ostex has obtained all rights to its core technology and to the O-CSF technology through exclusive license agreements with the University of Washington (the "University") and its non-profit technology licensing agency, the Washington Research Foundation (the "WRF").

       OSTEOMARK and OSTEX are registered United States trademarks of Ostex International, Inc. The Company has also registered its OSTEOMARK trademark in 31 other countries. Additional trademark applications are pending.

       Competition from other biotechnology companies, pharmaceutical companies and research and academic institutions continues to be intense. Subsequent to the Osteomark assay becoming commercially available in the United States, product sales have increased. However, the Company anticipates that it will face intense competition in attempting to establish market share. Several immunoassay tests for bone resorption as well as procedures for detection of osteoporosis and other bone disorders currently exist and others are in development, and the manufacturers of these tests will continue to improve them. In addition, the diagnostic industry is subject to rapid technological change and it is likely that new procedures and technologies will continue to be developed.

       The Company's bone resorption assay technology is covered by seven United States patents, two European patents, two Australian patents, and patents in Ireland, Spain, Hong Kong, and Singapore. The two European patents are in opposition proceedings before the European Patent Office. Additional patent applications are pending in Japan and elsewhere. The Company's cartilage and vascular connective tissue diagnostics are covered by two U.S. patents and patents in Australia and Ireland. Additional patent applications are pending.

       The Company's Research and Development expenditures, all of which was funded by the Company, totaled $3,163,000, $3,200,000, and $3,308,000, in 1996,
1995, and 1994, respectively.

       The Company's foreign kit sales, all to non-affiliates, totaled $299,000, $530,000, and $215,000, in 1996, 1995 and 1994, respectively.

ITEM 1A. RISK FACTORS

       THE FOLLOWING RISK FACTORS, AMONG OTHERS, COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS IN THIS REPORT AND PRESENTED ELSEWHERE BY MANAGEMENT FROM TIME TO TIME.

UNCERTAINTY OF MARKET ACCEPTANCE

       The Company's lead product, the Osteomark assay, became commercially available in May 1995 in the United States and sales of this product have increased over time. However, there can be no assurance that the Company's Osteomark assay or any of its other diagnostic or therapeutic products will gain acceptance from the medical community, clinical or hospital laboratories, physicians or patients as readily as other forms of diagnosis or any newly developed diagnostic. There can be no assurance that the Company will be able to develop significant market share for its products, or at all. The inability of the Company to achieve market acceptance for its products could have a material adverse effect on the Company's business, financial condition and results of operation.

DEPENDENCE ON CORE TECHNOLOGY; UNCERTAINTY OF ADAPTATION TO DIFFERENT FORMATS

       The Company currently relies exclusively upon its core technology for the development of diagnostic products for bone, cartilage and connective tissue disorders. There can be no assurance that competitors of the Company will not be successful in developing new or more efficient or cost-effective diagnostics that are more readily accepted than the Company's products. The Company is in the process of undertaking ongoing and significant additional, research and development to adapt the core technology for serum testing and for different formats, instruments and other delivery platforms that currently exist or may be developed. In particular, additional research and development will be required to adapt its core technology to high-speed, high-volume automated instruments typically used in large clinical laboratories or companies through which the Company may seek to expand the market for its products. There can be no assurance that the Company will be successful in adapting and developing its core technology to meet such needs. The Company has not developed physician office and home-use adaptations of its core technology, and there can be no assurance that the Company or any of its actual or prospective collaborators will either develop or obtain any required regulatory approval for a cost-effective instrument for such use. In addition, technological changes or medical advancements could diminish or eliminate the commercial viability of the Osteomark assay or future products based upon the Company's core technology. The failure to adapt the Company's core technology to different formats, instruments and other delivery platforms, or otherwise to commercialize such core technology, could have a material adverse effect on the Company's business, financial condition and results of operation.

RELIANCE ON COLLABORATIVE AGREEMENTS

       The Company has entered into collaborative or co-promotional agreements with several partners, including, among others, Hologic, Johnson & Johnson and Mochida. The level of each of such partner's involvement and support and the amount and timing of resources that these collaborators devote to these activities,  are not within the  control of the  Company  and can  significantly impact the Company's ability to achieve its objectives. There can be no assurance that these collaborators will perform their contractual obligations as expected or that the Company will derive any additional revenue from such arrangements. Moreover, the agreements may be terminated under certain circumstances. The Company expects to rely on these and additional agreements to develop and commercialize its research and the development of future products. There can be no assurance that the Company will be able to negotiate acceptable collaborative agreements in the future, or that such new agreements or existing agreements will be successful. In addition, there can be no assurance that the parties to agreements will not pursue alternative technologies.

LIMITED SALES AND MARKETING EXPERIENCE

       The Company has limited experience in sales, marketing and distribution. To market any of its products directly, the Company must develop and implement a substantial marketing and sales effort with technical expertise and supporting distribution capability. The Company intends to continue to market and sell its products in the U.S. through a national distributor and its own limited sales force and to market and sell its products in other markets through distributors or collaborative arrangements. There can be no assurance that the Company will be able to establish effective sales and distribution capabilities or that it or its collaborators will be successful in gaining market acceptance for the Company's products or that the Company will achieve or maintain significant market share for its products.

DEPENDENCE ON LICENSED PATENTS AND PROPRIETARY RIGHTS

       The Company depends on its current and future patent position relating to its core technology and its O-CSF technology. The Company's patent position involves complex legal and factual questions. The Company is the exclusive licensee of certain patents within and outside of the U.S. relating to the Company's core technology, as well as the O-CSF technology. The Company is dependent upon the WRF for the filing and prosecution of patents and patent applications licensed to the Company. Claims made under patent applications may be denied or significantly narrowed, and issued patents may not provide significant commercial protection to the Company. There is no assurance that the Company's patents will not be challenged or designed around by others. The Company could incur substantial costs in proceedings before the U.S. Patent Office, including interference proceedings. These proceedings could also result in adverse decisions as to the patentability of the Company's licensed or assigned inventions. There can be no assurance that the Company's products do not or will not infringe on the patent or proprietary rights of others. The Company may be required to obtain additional licenses to the patents or other proprietary rights of others. The Company may also require licenses from the inventors of certain processes, technologies and delivery formats in order to successfully market certain products. There can be no assurance that any such licenses would be made available on terms acceptable to the Company, if at all. If the Company needs and cannot or does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or the development, manufacture or sale of products requiring such licenses could be precluded. The Company believes there will continue to be significant litigation in the industry regarding patent and other intellectual property rights.

       The Company is aware of competitors that are developing products that may be covered by claims made in patents or patent applications of the Company. Because certain foreign patents are subject to third-party opposition following the date of grant of such patents, there can be no assurance that claims of the Company's foreign patents, once granted, will survive such opposition without cancellation or significant modification. Because U.S. applications are confidential until a patent issues, the Company cannot be assured that its patent claims have priority in the U.S. or will be entitled to patent protection.

       The Company also relies on trade secrets and other unpatented proprietary technology. No assurance can be given that the Company can meaningfully protect its rights in such unpatented technology or that others will not independently develop substantially equivalent products and processes or otherwise gain access to the Company's technology. The Company seeks to protect its trade secrets and proprietary know-how, in part, with confidentiality agreements with its employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors. In addition, protracted and costly litigation may be necessary to enforce and determine the scope and validity of the Company's proprietary rights.

UNCERTAINTY OF REGULATORY APPROVALS FOR DIAGNOSTIC OR THERAPEUTIC PRODUCTS

       The process of obtaining FDA and other required regulatory approvals can be lengthy and expensive. The time required for FDA approvals is uncertain, and often depends on the type, complexity and novelty of the product. There can be no assurance that the FDA will act favorably or quickly in its review of any submission by the Company, and significant difficulties or costs may be encountered by the Company in its efforts to obtain FDA approvals that could delay or preclude the Company from marketing its products. Furthermore, there can be no assurance that the FDA will not request the development of additional data following original submissions, causing the Company to incur further cost and delay. Nor can there be any assurance that the FDA will not restrict the intended use of a submitted product as a condition for clearance.

       If the FDA concludes that a device is not substantially equivalent to another legally marketed device, submission of a pre-market approval application ("PMA") will be required. If the FDA indicates that a PMA is required for any product of the Company, the application will require submission of results of clinical studies and manufacturing information, and likely review by a panel of experts outside of the FDA. Clinical studies would need to be conducted in accordance with FDA requirements. The failure to comply would result in the FDA's refusal to accept the data or the imposition of regulatory sanctions. FDA review of a PMA application can take significantly longer than that for a 510(k) notification. Further, if a company wishes to propose modifications to a product subsequent to FDA approval of a PMA application, including changes in indications or other significant modifications to labeling, or modifications to the manufacturing process, or if a company wishes to change its manufacturing facility, a PMA supplement must first be submitted to the FDA for its review and approval.

EARLY STAGE DEVELOPMENT OF O-CSF TECHNOLOGY AND UNCERTAINTY OF REGULATORY APPROVALS

       Research on the Company's O-CSF technology is at an early stage. There can be no assurance that the Company's O-CSF research and development activities will result in any commercially viable therapeutic or diagnostic products. Even if the Company develops therapeutic products from such technology, the process of obtaining FDA approval for therapeutic products is substantially more costly and time consuming than for diagnostic products. There can be no assurance that any potential therapeutic or diagnostic product based on O-CSF technology will obtain approval by the FDA for any indication.

EXTENSIVE CONTINUING GOVERNMENT REGULATION

       The research, development, manufacturing and marketing of the Company's products are subject to extensive continuing regulation by numerous governmental authorities in the U.S. and certain other countries and the Company, its products, and its manufacturing facilities are subject to continual review and periodic inspection. The regulatory standards for manufacturing are applied stringently by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer or facility, including warning letters, fines, suspensions of regulatory approvals, product recalls, operating restrictions, delays in obtaining new product approvals, withdrawal of the product from the market, and criminal prosecution. Other violations of FDA requirements can result in similar penalties. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens, and the handling of biohazardous materials. Any violation of, and the cost of compliance with, these laws and regulations could adversely impact the Company's operations. The Company is unable to predict the extent or likelihood of adverse government regulation that might arise from future U.S. or foreign government action.

LIMITED MANUFACTURING EXPERIENCE

     The Company plans to develop adaptations of its core technology for the home-use market and for use in physicians offices and may depend upon the efforts of collaborators for this development. Such adaptations have not been developed and there can be no assurance that, if developed, such adaptations could be manufactured in a commercially viable manner. Unless the Company develops additional in-house manufacturing capability for such products it will be dependent upon outside sources for the manufacture of its products. There can be no assurance that the Company's reliance on others for the manufacture of its products will not result in problems with product supply. Interruptions in the availability of products could delay or prevent the development and commercial marketing of the Company's products.

HISTORY OF LOSSES AND LIMITED OPERATING HISTORY

       The Company has a limited operating history and had a retained deficit at December 31, 1996 of approximately $21,864,000. At December 31, 1996, the Company had a net loss of approximately $8,070,000. The Company expects to incur additional substantial costs as it continues with its operations, marketing efforts, research and development activities, and clinical trials. The Company expects to continue to incur losses in future periods and the Company is unable to predict when, if at all, it will achieve profitability.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FINANCING

       The Company will continue to require substantial funds for research and development, commercial-scale manufacturing facilities, and the marketing of its products. The amount of the Company's future capital requirements will depend on many factors, including the status of the development of its products, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the ability of the Company to maintain existing collaborative and licensing arrangements, and the ability of the Company to establish new collaborative and licensing arrangements. The Company will require substantial additional funds to complete the development of its therapeutic products. The Company expects that its existing capital resources will be sufficient to fund the Company's activities through 1998. However, the Company may be required to seek additional financing before the end of 1998. There can be no assurance that additional funds, whether through additional financings, collaborative arrangements with corporate sponsors or other sources, will be available, if at all, in a timely manner or on acceptable terms. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its programs or obtain funds through arrangements that are unfavorable to the Company.

DEPENDENCE ON KEY PERSONNEL

       The Company is highly dependent on the principal members of its scientific and management staff, particularly Dr. David Eyre. The loss of Dr. Eyre's services may have a material adverse effect on the Company's efforts to develop additional diagnostic products from its core technology and to develop products from its O-CSF technology. Recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to the Company's operations. There can be no assurance that the Company will be able to attract and retain such personnel given the competition for experienced scientists among numerous diagnostic and biotechnology companies and research and academic institutions.

       The Company's continued expansion of its operations, manufacturing and marketing efforts, research and development activities, and clinical trials is expected to place increased demands on the Company's resources, and necessitate the retention and addition of management personnel and the development of additional expertise by existing management personnel. The failure to retain or acquire needed personnel or to develop needed expertise could have a material adverse effect on the Company's operations. In addition, the Company expects to continue to engage consultants and advisors to assist in formulating its research and development strategy. All of the Company's consultants and advisors are employed by entities other than the Company and may have commitments to or consulting or advisory contracts with other entities that may affect their ability to contribute to the Company.

INTENSE COMPETITIVE ENVIRONMENT

       Competition from biotechnology companies, pharmaceutical companies and research and academic institutions is intense and is expected to increase. A number of diagnostic tests and procedures for osteoporosis and other bone disorders currently exist and others are in development, and the manufacturers of these tests will continue to improve them. In addition, the diagnostic industry is subject to rapid technological change. There can be no assurance that the Company's competitors will not succeed in developing products that are more effective than those which have been or are being developed by the Company or which would render the Company's core technology obsolete or non-competitive. Many of the Company's competitors have substantially greater financial, technical and human resources than the Company. In addition, many of these competitors have significantly greater experience and resources than the Company in undertaking clinical trials and other regulatory approval procedures as well as in marketing and achieving manufacturing efficiencies. There are also small companies, academic institutions, governmental agencies and other research organizations that are conducting research in the area of bone, cartilage and connective tissue disease, diagnosis and treatment. These entities may also market commercial products either on their own or through collaborative efforts. The Company's competitors may develop technologies and products that are available for sale prior to the Company's products, or at a lower cost, or with better technical characteristics, rendering the Company's products less competitive.

DEPENDENCE ON THERAPEUTICS DEVELOPED BY OTHERS

       Acceptance of and demand for the diagnostic products that the Company is developing will be affected by the need perceived by physicians to diagnose bone, cartilage and connective tissue disorders for the purposes of treatment. There are currently a limited number of therapies that are effective in preventing osteoporosis or other bone, cartilage or connective tissue disorders, or in treating these disorders once diagnosed. In the event new therapies do not receive regulatory approval or experience delayed market acceptance, the Company could be adversely affected. Unfavorable publicity concerning a product of the Company or therapeutic products for osteoporosis could also have an adverse effect on the Company's ability to obtain regulatory approvals or to achieve market acceptance.

UNCERTAINTY OF HEALTHCARE REIMBURSEMENT

       The Company's ability to commercialize diagnostic or therapeutic products will depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from third-party payors, such as government health administration authorities, private health coverage insurers and other organizations. The status of the scope of healthcare programs worldwide is uncertain and there can be no assurance that adequate third-party coverage will be available for the Company to maintain price levels sufficient for realization of an appropriate return on its investment in product development. Third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. If the Company succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be available or sufficient to allow the Company to sell its products on a competitive basis.

POTENTIAL VOLATILITY OF STOCK PRICE

       The stock market may experience significant price and volume fluctuations unrelated to the operating performance of particular companies. Factors such as any loss of key management, the result of the Company's clinical trials or those of its competitors, adverse regulatory actions or decisions, evidence regarding the safety or efficacy of the Company's products or those of its competitors, announcements of technological innovations or new products by the Company or its competition, governmental regulation, developments with respect to patents or other proprietary rights, product or patent litigation or public concern as to the safety of products developed by the Company, may have a volatile effect on the market price of the Company's Common Stock.

ITEM 1B.   EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their ages are as follows:

NAME                                     AGE                POSITION
-----                                   -----               --------

H. Raymond Cairncross, J.D.              55             Chairman of the Board of Directors and Chief
                                                        Executive Officer

Robert J. Glaser, M.B.A.                 45             Director, President and Chief Operating Officer

Robert M. Littauer, M.B.A., C.P.A.       48             Senior Vice President, Finance and Administration

Jeffrey J. Miller, Ph.D., J.D.           49             Senior Vice President, Corporate Development and
                                                        Secretary

Thomas F. Broderick, M.A., J.D.          48             Vice President, Intellectual Property

Nancy J.S. Mallinak                      35             Vice President, Regulatory and Clinical Affairs

William K. Strelke, M.S.                 43             Vice President, Sales and Marketing

John Wynne                               44             Vice President, European Operations



     H. RAYMOND CAIRNCROSS, J.D. is a founder of the Company and has been Chairman of the Board of Directors since 1989 and Chief Executive Officer since 1991. From 1991 to April 1996, Mr. Cairncross also served as President of the Company. In 1987, Mr. Cairncross founded Cairncross & Hempelmann, PS., a Seattle law firm of which he previously served as Managing Partner and currently is inactive as a shareholder and a director. Mr. Cairncross is a member of the Board of Directors of Information Optics Corporation, a company developing high speed computer memory systems, and Omeros Medical Systems, Inc., a company developing orthopedic surgical devices and products.

     ROBERT J. GLASER, M.B.A. has been with the Company as the President and Chief Operating Officer since April 1996 and as a Director of the Company since May 1995. Prior to joining Ostex, Mr. Glaser has held a variety of U.S. and International positions at Merck & Co., Inc., a pharmaceutical company, including positions as Senior Vice President, Marketing, U.S. Human Health from January 1994 to April 1996, as Vice President, Marketing, Merck Human Health
Division from June 1993 to January 1994, as Vice President, Merck Vaccine Division, from March 1993 to June 1993, as Vice President, Sales & Marketing, Merck Vaccine Division, from 1991 to 1993, and as Executive Director of Marketing, Merck, Sharp & Dohme, from 1989 to 1991.

     ROBERT M. LITTAUER, M.B.A., C.P.A. joined the Company in September 1996 as Senior Vice President, Finance and Administration. Before joining Ostex, Mr. Littauer was Senior Vice President, Chief Financial Officer and Treasurer of NeoRx Corporation, a biotechnology company developing therapeutic products for cancer and cardiovascular diseases ("NeoRx"), from 1987 to September 1996. From 1982 to 1987 Mr. Littauer was Vice President, Chief Financial Officer at Concept, Inc., a manufacturer of surgical products subsequently acquired by Bristol Myers-Squibb, and from 1977 to 1982 was Corporate Controller of Instrumentation Laboratory, Inc. a manufacturer of medical and analytical testing instruments.

     JEFFREY J. MILLER, PH.D., J.D. joined the Company in September 1996 as Senior Vice President, Corporate Development. Prior to joining Ostex, Dr. Miller was Senior Vice President of Business Development and Legal Affairs for NeoRx from 1987 to September 1996. From 1985 to 1987 Dr. Miller was a partner at the Seattle law firm of Seed and Berry.

     THOMAS F. BRODERICK, M.A., J.D. joined the Company in April 1996 as Patent Counsel and in March 1997 became Vice President, Intellectual Property. From 1989 to April 1996 Mr. Broderick was a partner at the patent law firm of Christensen, O'Connor, Johnson & Kindness in Seattle, Washington.

     NANCY J.S. MALLINAK was named Vice President, Regulatory and Clinical Affairs of the Company in February 1997. Ms. Mallinak was Director, Regulatory and Clinical Affairs for the Company from June 1995 to February 1997 and was Manager, Regulatory and Clinical Affairs for the Company from December 1992 to June 1995. From June 1989 to December 1992, Ms. Mallinak was Manager, Clinical Product Development in the Diagnostics Group of Baxter International, Inc., a general healthcare company. From September 1985 to June 1989, Ms. Mallinak was a supervisor for research and development at Bio Control Systems, Inc., a diagnostics company.

     WILLIAM K. STRELKE, M.S. joined the Company in January 1994 as Director, Sales and Marketing and in October 1994 became Vice President, Sales and Marketing. Prior to joining Ostex, Mr. Strelke served from March 1993 to January 1994 at Mitchell International, Inc., a health-care facility design and construction consulting company, where he was Vice President and Regional Director. From 1983 to March 1993, Mr. Strelke was responsible for sales and distribution management with the Scientific Products Division of Baxter
International (previously American Hospital Supply Corporation), a general healthcare company.

     JOHN WYNNE joined the Company in December 1996. From 1992 to 1996 Mr. Wynne held various positions at IMR... Corporation, a biotechnology company, including Vice President, Marketing and Business Development from 1993 to 1996, and Managing Director of their European Subsidiary from 1992 to 1993. From 1988 to 1991 Mr. Wynne was Business Manager of Fresenius Ltd, a German based national healthcare company.

ITEM 2.     PROPERTIES

       The Company's research laboratories, manufacturing operations, and administrative offices are located in Seattle, Washington. The Company leases approximately 39,000 square feet of space in Seattle under a lease that will expire in 2005 and a laboratory facility and antibody manufacturing operation in Portland, Oregon occupying 1,500 square feet under a lease that will expire in 1997. The Company expects to relocate its Portland activities to the Seattle facility at the expiration of the Portland facility lease. Ostex is currently utilizing 80% of its leased space.

ITEM 3.     LEGAL PROCEEDINGS

       Information   regarding  Legal  Proceedings  is  incorporated  herein  by reference to note 11 in the "Notes to Financial Statements" on pages 21-22 of the Annual Report to shareholders.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of shareholders during the fourth quarter ended December 31, 1996.

                              ---------------------

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Information regarding the Common Stock trading activity for 1996 and 1995 is incorporated herein by reference to the "Shareholder Information" on page 25 of the Annual Report to shareholders.

       As of March 18, 1997 there were 12,447,617 shares of Common Stock outstanding held of record by approximately 170 shareholders. The Company believes there are a significant number of additional owners of the Common Stock, who own shares held in street name.

       The Company has never paid cash dividends and has no present intention of paying dividends in the foreseeable future.

       TRANSFER AGENT AND REGISTRAR - The transfer agent and registrar for the Common Stock is ChaseMellon Shareholder Services, L.L.C., Seattle, Washington.

ITEM 6.    SELECTED FINANCIAL DATA

       The information required by this item is incorporated herein by reference to "Selected Financial Data" on page 10 of the Annual Report to shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information required by this item is incorporated herein by reference to pages 11-12 of the Annual Report to shareholders.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information required by this item is incorporated herein by reference to the "Financial Statements," and " Notes to Financial Statements," on pages 13-22 and "Report of Independent Public Accountants" on page 23 of the Annual Report to shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                              --------------------

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       a.  Directors

       The information contained in the section entitled "Election of Directors and Director Information" of the Proxy Statement is incorporated herein by reference in response to this item.

       b.  Executive Officers of the Registrant

       Information required by this item is contained in Part I of this Annual Report on Form 10-K in the section entitled "Executive Officers of the Registrant".

       c.  Compliance With Section 16(a)

       Information contained in the section entitled "Compliance with Section 16(a) of the Exchange Act" of the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 11.   EXECUTIVE COMPENSATION

       The   information   contained   in  the   section   entitled   "Executive
Compensation" of the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information contained in the sections entitled " Management" and "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information contained in the section entitled "Notes to Financial Statements" on pages 18-22 of the Annual Report to shareholders and the section entitled "Certain Transactions" of the Proxy Statement is incorporated by reference in response to this item.


                               --------------------

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (A) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

       The information contained in the Financial Statements and Notes to Financial Statements are located on pages 13-22 of the Annual Report to shareholders and are listed below.

                                                             Page within
       FINANCIAL STATEMENTS                                 Annual Report
       --------------------                                 -------------

       Balance Sheets                                            13
       Statements of Operations                                  14
       Statements of Cash Flows                                  15
       Statements of Shareholders' Equity                        16
       Notes to Financial Statements                             18
       Report of Independent Public Accountants                  23

       (B) REPORTS ON FORM 8-K

       None

       (C)  EXHIBIT INDEX (7)

       Exhibit
       Number      Description
       -------     ---------------------------------------------------
       3.1        Articles of Incorporation, as amended, dated January 1997.

       (1)3.2      Bylaws, as amended

       (1)4.1      Specimen Common Stock Certificate

                   Stock Purchase Agreements ("Terms and Provisions" included in Exhibit 3.1)
       (1)4.2A       Series A Stock Purchase  Agreement  dated September 1989
       (1)4.2B       Series B Stock Purchase Agreement dated June 1992
       (1)4.2C       Series C Stock Purchase Agreement dated August 1993

       (1)4.3      Form of CS First Boston Corporation Warrant

       (1)4.4      Form of Invemed Associates, Inc. Warrant

       (2)4.5      Shareholder Rights Agreement dated January 21, 1997

       (1)10.1A    Amended and Restated Stock Option Plan
       (1)10.1B    Form of Employee Stock Option Agreement
       (1)10.1C    Form of Director's Stock Option Agreement

       (1)10.2     Directors' Nonqualified Stock Option Plan

       (1)10.3     1994 Stock Option Plan

                   Agreements with Hologic, Inc.
       (3)10.4A Co-Promotion and Sales Representation Agreement dated January 14, 1997
       (3)10.4B Joint Development, License and Supply Agreement dated January 14, 1997

       (1)10.5 Form of Indemnification Agreement with officers and directors

       (1)10.6     Form of Employee Confidentiality and Invention Agreement

                   Agreements with H. Raymond Cairncross
       (1)10.7A      Employment Agreement dated April 15, 1994
       (1)10.7B Stock Option Agreements dated June 6, 1991, July 1, 1993, July 1, 1994, April 15, 1994

       (1)10.9 Asset Purchase and Sale Agreement dated May 31, 1994 with Hybrilogic Corporation

       (1)10.10    Cooperation Agreement dated August 11, 1993 with
                   Merck & Co., Inc.

                   Agreements with Mochida Pharmaceutical Co., Inc.
       (1)10.12A     Research and Development Agreement dated August 1992
       (1)10.12B     Osteomark License Agreement Dated August 1992
       (1)10.12C     Stock Purchase Agreement dated November 22, 1994

                   Agreements with The Washington Research Foundation
       (1)10.13A Restated Exclusive License Agreement effective June 19, 1992 (Urinary Assay for Measuring Bone Resorption)
       (1)10.13B Amendment to Restated Exclusive License Agreement effective January 1, 1993
       (1)10.13C     Second Amendment effective June 2, 1994

       (1)10.14      Exclusive License Agreement dated February 10, 1994 (O-CSF)

       Exhibit
       Number      Description
       -------     ---------------------------------------------------
                   Agreements with the University of Washington
       (3)10.15A Research Agreement dated July 26, 1989 (Molecular Markers of Connective Tissue Degradation)
          10.15B Research Agreement dated July 1, 1996 (Molecular Markers of Connective Tissue Degradation)
       (3)10.15C Research Agreement dated October 1, 1996 (Role of O-CSF in Osteoclast Regulation)

       (1)10.16A Know-How Transfer and Consulting Agreement dated September 18, 1989 with David R. Eyre, Ph.D.
       (1)10.16B   Extension and Amendment dated May 1, 1992

       (1)10.17 Amended and Restated Know-How Transfer and Consulting Agreement dated February 22, 1993 with Minako Y. Lee, M.D.

       (1)10.19 Osteomark EIA Exclusive Distribution License Agreement dated March 28, 1994 with Technogenetics S.R.L. (division of Recordati Pharmaceutical)

       (1)10.20 Osteomark EIA Distribution License Agreement dated July 12, 1994 with BRAHMS Diagnostic (formerly Henning Berlin GMBH)

       (1)10.21 Osteomark EIA Exclusive Distribution License Agreement dated May 4, 1994 with Shield Diagnostics (Limited)

       (1)10.22 Osteomark EIA Exclusive Distribution License Agreement dated July 1, 1994 with DSL Diagnostic Products, Inc.
                   (dba INTER Medico)

       (1)10.23 Osteomark Agreement dated February 12, 1993, as amended May 10, 1994, with Nichols Institute Reference Laboratory

       (1)10.24 Osteomark EIA Exclusive Distribution License Agreement dated September 1, 1994 with Immuno Diagnostics

       (1)10.25    License Agreement dated July 8, 1994  with Endrocrine
                   Sciences

       (1)10.26    License Agreement dated August 1994 with Pacific Biometrics,
                   Inc.

                   Lease Agreements
       (4)10.27A Lease Agreement dated October 2, 1995, with David A. Sabey and Sandra L. Sabey
       10.27B First Amendment of Lease dated October 15, 1996, with the City of Seattle, successor-in-interest to David A. Sabey and Sandra L. Sabey

                   Agreements with Johnson & Johnson Clinical Diagnostics, Inc.
       (5)10.28A     Distribution Agreement dated June 7, 1995
       (5)10.28B Research, Development, License and Supply Agreement dated June 7, 1995

       (4)10.29 Clinical Laboratory Services License and Supply Agreement dated October 25, 1995, with SmithKline Beecham Clinical Laboratories, Inc.

       Exhibit
       Number      Description
       -------     ---------------------------------------------------

       (4)10.30 Promotion Agreement dated September 20, 1995 with Wyeth-Ayerst Laboratories

       (6)10.31 Agreement with Laboratory Corporation of Americao Holdings (LabCorp), dated January 11, 1996

       13.0        Annual Report to stockholders for the year-ended
                   December 31, 1996

       27.1        Financial Data Schedule

Notes to the Exhibits.

(1) Incorporated herein by reference from Item 16(a) of Registrant's Form S-1 Registration Statement as declared effective January 24, 1995 (No. 33-86118).
(2)     Incorporated herein by reference from Form 8-A filed with the S.E.C.
in January 1997.
(3)     Confidential treatment requested.
(4) Incorporated herein by reference from Form 10-K filed with the S.E.C for the year ended December 31,1995.
(5) Incorporated herein by reference from Form 10-Q filed with the S.E.C for the quarter ended June 30, 1995.
(6) Incorporated herein by reference from Form 10-Q filed with the S.E.C. for the quarter ended March 31, 1996.
(7) Copies of exhibits may be obtained at prescribed rates from the Public Reference Section of the Securities and Exchange Commission at 450 5th Street NW, Room 1024, Washington, D.C., 20549.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1997.

                                              OSTEX INTERNATIONAL, INC.

                                          By  /S/ H. RAYMOND CAIRNCROSS
                                            ----------------------------
                                               H. Raymond Cairncross
                                         Chairman of the Board of Directors
                                            and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      SIGNATURE                       CAPACITIES                       DATE
      ---------                       ----------                       ----

/S/ H. RAYMOND CAIRNCROSS   Chairman of the Board of Directors,
-------------------------      and Chief Executive Officer       March  25, 1997
  H. Raymond Cairncross       (principal executive officer)


/S/ ROBER J. GLASER             Director, President and          March  25, 1997
-------------------------       Chief Operating Officer
   Robert J. Glaser


/S/ Robert M. Littauer           Senior Vice President,          March  25, 1997
-------------------------      Finance and Administration
   Robert M. Littauer          (principal financial and
                              principal accounting officer)


                                      Director                   March  25, 1997
-------------------------
    Thomas J. Cable


/S/ DAVID R. EYRE                     Director                   March  25, 1997
-------------------------
     David R. Eyre


/S/ GREGORY D. PHELPS                 Director                   March  25, 1997
-------------------------
    Gregory D. Phelps


/S/ GILBERT S. OMENN                  Director                   March  25, 1997
-------------------------
    Gilbert S. Omenn