Form 10-Q
period 1997-03-31
OSTEX INTERNATIONAL INC /WA/
filed 1997-05-15
CIK 932631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


        -----
          X                    QUARTERLY REPORT
        -----
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                   -- or --
        -----
                              TRANSITION REPORT
        -----
                       FOR THE TRANSITION PERIOD FROM TO




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

                           --------------------------

    Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X       No
         -----        -----


    THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MAY 5, 1997 WAS 12,518,250.

                            OSTEX INTERNATIONAL, INC.


                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                          PAGE

ITEM 1 - FINANCIAL STATEMENTS

       Condensed Balance Sheets   ..............................F-1

       Condensed Statements of Operations   ....................F-2

       Condensed Statements of Cash Flow   .....................F-3

       Notes to Condensed Financial Statements    ..............F-4

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS     ..2

                          PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS .....................................4

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K   ....................4

                         PART I -- FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

     Attached hereto are Ostex International, Inc.'s (the "Company's or Ostex'") unaudited condensed balance sheet as of March 31, 1997, and audited condensed balance sheet as of December 31, 1996, and the unaudited condensed statements of operations and cash flow for the quarters ended March 31, 1997 and 1996. Notes follow the unaudited financial statements and are an integral part thereof.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated. Words used herein such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. In addition, the disclosures under the caption on page 3 "Other Factors that May Affect Operating Results" in this section, consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports previously filed with the Securities and Exchange Commission (the "SEC"), including the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

       The Company had revenues from product sales of $654,000 for the quarter ended March 31, 1997, compared to $587,000 for the quarter ended March 31, 1996. The increase in 1997 is attributable solely to higher volumes of OsteomarkAE kits sold to foreign distributors and domestic laboratories during the quarter which were offset by decreased sales to the Company's domestic distributor as orders were postponed during the 1997 quarter in order to bring distributor excess inventory levels of Osteomark Kits in line with customer demand. During the three months ended March 31, 1997, foreign sales increased 28% and sales to domestic customers increased 7% compared to the same period of 1996.

       The Company's cost of products sold totaled $151,000 for the quarter ended March 31, 1997, compared to $168,000 for the same period of 1996. The cost of products sold as a percentage of sales for the 1997 first quarter was 23% compared to 29% for the first quarter 1996. The decrease is a result of a decline in unit manufacturing costs resulting from increased production volume that caused fixed manufacturing costs to be spread over the higher number of units produced during the first quarter 1997.

       The Company's research and development expenditures totaled $1,078,000 for the quarter ended March 31, 1997, compared to $745,000 for the quarter ended March 31, 1996. Funding of research conducted at the University of Washington increased by approximately $196,000 during the 1997 quarter compared to the 1996 quarter. This research is focused on molecular markers of connective tissue degradation, and on developing further understanding of the osteoclast colony stimulating factor ("O-CSF") as a potential therapeutic agent. These grants are expected to continue through 1999. Regulatory expenses increased approximately $136,000 during the first quarter of 1997 compared to the same quarter of 1996 in connection with clinical trials that commenced at the end of 1996 and during the first quarter 1997 for determination of variability and the NTx reference range in males, variability of NTx in postmenopausal women, and use of the Osteomark test to help identify bone metastases.

       Selling, general and administrative expenses totaled $1,923,000 for the quarter ended March 31, 1997, compared to $1,855,000 for the same period ended March 31, 1996. The higher expense level during the three months ended March 31, 1997 was due to compensation associated with additions to the management team in the third quarter of 1996, increased legal fees associated with defending or bringing lawsuits and additional costs to support the field selling effort, offset by a decrease in outside advertising and professional fees.

       Interest income totaled $249,000 for the quarter ended March 31, 1997, compared to $412,000 for the quarter ended March 31, 1996. The decrease is due to lower invested balances resulting from using cash to fund the Company's operating losses.


LIQUIDITY AND CAPITAL RESOURCES

       The Company has financed its operations from inception primarily through three private placements of preferred stock aggregating approximately $12,800,000 and an initial public offering of 3,645,642 shares of common stock, which generated net proceeds of approximately $32,000,000. Additional funds of approximately $13,154,000 have been generated through sales of Osteomark kits and research testing services, and collaborative research and licensing agreements. As of March 31, 1997, the Company had $18,239,000 in cash and cash equivalents and short-term investments, working capital of $18,416,000 and total shareholders' equity of $21,118,000. During the three month period ending March 31, 1997, cash, cash equivalents and short-term investments decreased by $2,990,000, working capital decreased by $2,485,000 and shareholders equity decreased by $2,408,000, and the Company used $2,632,000 of cash for operating activities to fund net losses as compared to $1,772,000 during the three month period ended March 31, 1996.

         The Company's future capital requirements depend upon many factors, including effective commercialization activities and arrangements, continued scientific progress in its research and development programs, progress toward development of the O-CSF technology, which potentially has therapeutic uses, the costs involved in filing, prosecuting and enforcing patent claims, the costs involved in legal efforts to enforce patent rights and distribution contracts, and the time and costs involved in obtaining regulatory approvals. Additional funds from equity or debt financing may be required. There can be no assurance that such additional funds will be available on favorable terms, if at all. Because of the Company's significant long-term cash requirements, it may seek to raise additional capital if conditions in the public equity markets are favorable, even if the Company does not have an immediate need for additional cash at that time. If additional financing is not available, the Company anticipates that its existing available cash, its future license and research revenues from existing collaboration agreements, product sales and interest income from short-term investments will be adequate to satisfy its capital requirements and to fund operations through at least mid 1998. In addition, although the Company was awarded $6,400,000 as a result of the arbitration of a dispute with Boehringer Mannheim that amount has not been received by the Company or recognized in the Company's financial statements. On April 28, 1997, Boehringer Mannheim filed a motion in District Court to vacate the award. See
Part II, Item 1 entitled "Legal Proceedings" for additional information.

OTHER FACTORS THAT MAY AFFECT OPERATING RESULTS

         The Company's operating results may fluctuate due to a number of factors including, but not limited to, volume and timing of product sales, pricing, market acceptance of the Company's products, changing economic conditions in the healthcare industry, delays and increased costs of product and technology development, the Company's ability to develop and maintain collaborative arrangements, the outcome of litigation, and the effect of the Company's accounting policies and other risk factors detailed in the Company's 1996 Form 10-K and other SEC filings. All of the foregoing factors are difficult for the Company to predict and can materially adversely affect the Company's business and operating results.

                          PART II -- OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

       On August 25, 1995, the Company commenced an arbitration proceeding against Boehringer Mannheim for breach of contract. The hearing before a panel of the American Arbitration Association ( the "Panel") was held in Seattle on September 3-11, 1996. On January 28, 1997, Ostex received a final award from the Panel. The Panel determined that Boehringer Mannheim breached a license agreement by failing to use its best efforts to effectively promote the Osteomark MTP kits. Boehringer Mannheim's counterclaims against the Company were denied by the Panel. The Panel's award instructs Boehringer Mannheim to pay the Company $5,720,000 in damages for lost profits, and $700,000 to reimburse the Company for part of its attorneys' fees and expenses. The award provides that interest will be paid on such amounts, at the rate of 8% per annum, to the extent that such amounts remain unpaid 30 days from January 28, 1997, the date of the award. On April 28, 1997, Boehringer Mannheim filed a motion in District Court to vacate the award. The Company intends to vigorously respond to that motion. The award has not been reflected in the Company's financial statements as of March 31, 1997.

       In June 1996, the Company filed an action in the United States District Court for the Western District of Washington against Osteometer Biotech A/S, a medical technology company based in Denmark ("Osteometer"), and Diagnostic Systems Laboratories Inc. for patent infringement. The Company believes Osteometer's bone resorption immunoassay incorporates technology which infringes on patented Ostex technology. In September 1996, the defendants filed a response denying infringement and counterclaimed that Ostex' patent is invalid and unenforceable. The lawsuit is scheduled for trial commencing December 2, 1997. At the present time management cannot predict the outcome of the lawsuit but intends to continue to vigorously defend its position.

       In April 1997, the Company was served a lawsuit filed in the United States District Court, Central District of California by C.R. Bard ("Bard"). The complaint alleges that Ostex' Osteomark product infringes patents assigned to Bard in 1993. Management believes that this suit is without merit and that Ostex' Osteomark product falls outside the claims of the subject patent.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (A) EXHIBITS 1

       The following exhibit is filed herewith:

       27.1         Financial Data Schedule


1 Copies of the exhibits may be obtained at prescribed rates from the Public Reference Section of the Securities and Exchange Commission at 450 5th Street NW, Room 1024, Washington, D.C., 20549.


       (B) REPORTS ON FORM 8-K

       Report on Form 8-K dated January 10, 1997, reporting the declaration of a dividend of one preferred share purchase right for each outstanding share of common stock to shareholders of record on January 27, 1997, pursuant to the Company's Rights Agreement with ChaseMellon Shareholder Services L.L.C., as rights agent.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           OSTEX  INTERNATIONAL,  INC.



       DATE:  May 13, 1997                 By     /S/ ROBERT M. LITTAUER
                                             -------------------------------
                                                    Robert M. Littauer
                                                  Senior Vice President,
                                                Finance and Administration
                                           (principal financial and principal
                                                  accounting officer)




                           OSTEX INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                March 31,             December 31,
                                                                  1997                    1996
                                                            --------------------   ---------------------
                                                                (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                              $          713         $        1,289
     Short-term investments                                         17,526                 19,940
     Trade receivables and other current assets, net                 1,262                  1,161
     Inventory, at cost                                                199                    153
                                                            --------------------   ---------------------
        Total current assets                                        19,700                 22,543

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
     depreciation                                                    2,507                  2,474

OTHER ASSETS, net                                                      674                    674

                                                            ====================   =====================
        Total assets                                        $       22,881         $       25,691
                                                            ====================   =====================


CURRENT LIABILITIES:
     Accounts payable and accrued expenses                  $        1,284         $        1,642

NONCURRENT LIABILITIES:
     Note payable, net of current portion                              479                    523
                                                            --------------------   ---------------------

        Total liabilities                                            1,763                  2,165
                                                            --------------------   ---------------------

SHAREHOLDERS' EQUITY:
     Common Stock, $.01 par value, 50,000,000
        authorized; 12,447,617 and 12,441,617 issued
        and outstanding                                                125                    125
     Additional paid-in capital                                     45,126                 45,265
     Accumulated deficit                                           (24,133)               (21,864)
                                                            --------------------   ---------------------
        Total shareholders' equity                                  21,118                 23,526
                                                            --------------------   ---------------------

        Total liabilities and shareholders' equity          $       22,881         $       25,691
                                                            ====================   =====================


                   The  accompanying  notes  are an  integral  part  of  these condensed balance sheets.



                           OSTEX INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  Quarter Ended
                                                   --------------------------------------------
                                                         March 31,              March 31,
                                                           1997                   1996
                                                   ---------------------   --------------------
REVENUE:
     Product sales                                 $             654       $             587
                                                   ---------------------   --------------------

OPERATING EXPENSES:
     Cost of products sold                                       151                     168
     Research and development                                  1,078                     745
     Selling, general and administrative                       1,923                   1,855
                                                   ----------------------  --------------------
          Total operating expenses                             3,152                   2,768
                                                   ----------------------  --------------------

          Loss from operations                                (2,498)                 (2,181)

OTHER INCOME (EXPENSE):
     Interest income                                             249                     412
     Interest expense                                            (20)                     -

                                                   ======================  ====================
          Net loss                                 $          (2,269)      $          (1,769)
                                                   ======================  ====================


NET LOSS PER COMMON AND COMMON
     EQUIVALENT SHARE                              $           (0.18)      $           (0.14)
                                                   ======================  ====================
          Shares used in calculation                          12,448                  12,440
                                                   ======================  ====================


          The  accompanying  notes are an integral part of these  condensed financial statements.



                            OSTEX INTERNATIONAL, INC.

                        CONDENSED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                        Quarter Ended
                                                                        --------------------------------------------
                                                                             March 31,               March 31,
                                                                                1997                   1996
                                                                        ---------------------   --------------------

CASH FLOWS FROM OPERATING ACTIVITIES                                    $          (2,632)      $         (1,772)
                                                                        ---------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments                                           (3,033)               (10,734)
     Proceeds from sales of short-term investments                                  5,276                 11,098
     Purchase of property, plant and equipment                                       (174)                  (154)
                                                                        ---------------------   --------------------
            Net cash provided by investing activities                               2,069                    210
                                                                        ---------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of common stock options                                    26                     33
     Payments on note payable                                                         (39)                     -
                                                                        ---------------------   --------------------
            Net cash (used in) provided by financing activities                       (13)                    33
                                                                        ---------------------   --------------------

NET DECREASE IN CASH AND CASH
     EQUIVALENTS                                                                     (576)                (1,529)


CASH AND CASH EQUIVALENTS, beginning of period                                      1,289                  6,241

                                                                        ---------------------   --------------------
                                                                        =====================   ====================
CASH AND CASH EQUIVALENTS, end of period                                $             713       $          4,712
                                                                        =====================   ====================



                The  accompanying  notes are an integral  part of these condensed financial statements.



                            OSTEX INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


BASIS OF PRESENTATION

The unaudited condensed financial statements include the accounts of Ostex International, Inc. (a Washington corporation) (the "Company"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim periods, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed on Form 10-K for the year ended December 31, 1996.


NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

For the three months ended March 31,1997, net loss per common and common equivalent share was based on the weighted average number of common shares outstanding during each period. Common stock equivalents include shares issuable upon the exercise of outstanding stock options or warrants. These shares are not included in the computation of net loss per share because the effect of including such shares would be antidilutive.


2.  RELATED PARTY TRANSACTIONS


LEGAL AND CONSULTING SERVICES

Total operating expenses include legal and consulting fees for services provided by a related party totaling $50,000 and $18,000 for the quarters ended March 1997 and 1996, respectively.


3.  CONTINGENCIES


LEGAL PROCEEDINGS

Refer to Part II, Item 1 of this Form 10-Q.

4.  NEW ACCOUNTING PRONOUNCEMENTS


In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), which is effective for periods beginning after December 15, 1997. SFAS 128 establishes new standards for computing and presenting earnings per share (EPS). Upon adoption of SFAS 128, companies will report basic EPS and diluted EPS instead of previously reported primary and fully diluted EPS. Under the new standard, the Company's basic and diluted EPS for the quarter ended March 31, 1997, would both be a net loss per share of $(0.18).