Form 10-Q
period 1997-06-30
OSTEX INTERNATIONAL INC /WA/
filed 1997-08-14
CIK 932631

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


        -----
          X                  QUARTERLY REPORT
        -----
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                -- or --
        -----
                             TRANSITION REPORT
        -----
                    FOR THE TRANSITION PERIOD FROM TO

             ------------------------------------------------


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

              ------------------------------------------------

    Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ]

Yes  [ X ]   No  [   ]
     -----       -----

    THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF AUGUST 13, 1997 WAS 12,633,750.


             ------------------------------------------------

                            OSTEX INTERNATIONAL, INC.


                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                   PAGE
                                                                   ----
ITEM 1 - FINANCIAL STATEMENTS

       Condensed Balance Sheets             ........................F-1

       Condensed Statements of Operations   ........................F-2

       Condensed Statements of Cash Flow             ...............F-3

       Notes to Condensed Financial Statements       ...............F-4

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS     ......2

                          PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS .........................................4

ITEM 2 - CHANGES IN SECURITIES......................................5

ITEM 4 - SUBMISSION OF MATTERS TO A
                 VOTE OF SECURITY HOLDERS...........................6

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K   ........................6

                         PART I -- FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

       Attached hereto are Ostex International, Inc.'s (the "Company's or Ostex'") unaudited condensed balance sheet as of June 30, 1997, and audited condensed balance sheet as of December 31, 1996, the unaudited condensed statements of operations for the quarters ended June 30, 1997 and 1996, and for the six months ended June 30, 1997 and 1996, and the statements of cash flow for the six months ended June 30, 1997 and 1996. Notes follow the unaudited financial statements and are an integral part thereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated. Words used herein such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. In addition, the disclosures under the caption "Other Factors that May Affect Operating Results", consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports previously filed with the Securities and Exchange Commission (the "SEC"), including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

       The Company had revenues from product sales of $949,000 for the quarter ended June 30, 1997, compared to $854,000 for the quarter ended June 30, 1996. The increase in 1997 is attributable to higher volumes of OSTEOMARK-registered trademark- kits sold to foreign distributors and domestic laboratories during the quarter. The Company's foreign sales have increased due to expanded selling efforts in Europe and Latin America. Foreign sales represented 27% of total sales in the 1997 second quarter, compared to 10% in the 1996 second quarter.

       The Company's cost of products sold totaled $261,000 for the quarter ended June 30, 1997, compared to $267,000 for the same period of 1996. The cost of products sold decreased as a percentage of product sales to 28% in the 1997 second quarter compared to 31% in the 1996 quarter due to a higher average selling price in the 1997 quarter that resulted from the completion of the Free Testing Program.

       The Company's research and development expenditures totaled $1,354,000 for the quarter ended June 30, 1997, compared to $701,000 for the quarter ended June 30, 1996. The $653,000 increase was primarily attributable to the NTx assay point-of-care development programs with Metrika Laboratories, Inc. ("Metrika") and Hologic, Inc ("Hologic"). The Company entered into a contract with Metrika in April 1997 for the development of a point-of-care device using the Company's NTx assay. Under the Metrika agreement the Company issued 70,000 unregistered shares of its common stock valued at $193,000 on the date of issuance for past development costs and agreed to share future development costs. The increased research and development expenses were also attributable to the cost of clinical studies commenced at the end of 1996 and during the first quarter 1997 for determination of variability and the NTx reference range in males, variability of NTx in postmenopausal women, and use of the Osteomark test to help identify bone metastases.

       Selling, general and administrative expenses totaled $1,862,000 for the quarter ended June 30, 1997, compared to $2,512,000 for the period ended June 30, 1996. The $650,000 decrease was primarily due to the completion of the Company's Free Testing Program in 1996, partially offset by an increase in expenses associated with the addition of executive management and sales management during the third quarter of 1996 in connection with the Company's expansion in Europe and Latin America.

       Interest income totaled $230,000 for the quarter ended June 30, 1997, compared to $325,000 for the quarter ended June 30, 1996. The decrease is due to lower invested balances resulting from using cash to fund the Company's operating losses.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

       The Company recorded revenues of $1,603,000 for the six month period ended June 30, 1997, compared to $1,441,000 for the six month period ended June 30, 1996. The increased revenues were due to higher volumes of Osteomark kits sold domestically and through foreign distributors. The Company's foreign sales have increased due to expanded selling efforts in Europe and Latin America. Foreign sales represented 24% of total sales during the six months ended June 30, 1997, compared to 13% during the same period of 1996.

       The Company's cost of products sold totaled $412,000 for the six month period ended June 30, 1997, compared to $435,000 for the six months ended June 30, 1996. The cost of products sold decreased as a percentage of product sales to 26% in the 1997 period compared to 30% in the 1996 period due a higher average selling price that resulted from the completion of the Free Testing Program.

       The Company's research and development expenditures totaled $2,432,000 for the six month period ended June 30, 1997, compared to $1,446,000 for the six months ended June 30, 1996. The increase of $986,000 is due to funding of research conducted at the University of Washington and research spending in connection with the development of two separate NTx assay point-of-care devices under development agreements with Metrika and Hologic. Research at the University of Washington is focused on molecular markers of connective tissue degradation, and on developing further understanding of the osteoclast colony stimulating factor ("O-CSF") as a potential therapeutic agent. This research funding is expected to continue through 1999. NTx assay point-of-care development programs with Metrika and Hologic also contributed to the increase for the six months ended June 30, 1997, compared to the six months ended June 30, 1996, as discussed above in the comparison of research and developments costs for the second quarters of 1997 and 1996. The increased research and development expenses were also attributable to the cost of clinical studies commenced at the end of 1996 and during the first quarter 1997 for determination of variability and the NTx reference range in males, variability of NTx in postmenopausal women, and use of the Osteomark test to help identify bone metastases.

       Selling, general and administrative expenses totaled $3,785,000 for the six month period ended June 30, 1997, compared to $4,367,000 for the six months ended June 30, 1996. The lower expense level was due to the completion of the Company's Free Testing Program in 1996, partially offset by the addition of executive management and sales management positions in Europe and Latin America.

       Interest income totaled $479,000 for the six month period ended June 30, 1997, compared to $737,000 for the same period ended June 30, 1996. The decrease is due to lower invested balances resulting from using cash to fund the Company's operating losses.


LIQUIDITY AND CAPITAL RESOURCES

       As of June 30, 1997, the Company had $15,401,000 in cash and cash equivalents and short-term investments, working capital of $15,945,000 and total shareholders' equity of $19,151,000. As a result of funding operating losses during the six months ended June 30, 1997, cash, cash equivalents and short-term investments decreased by $5,828,000, working capital decreased by $4,956,000 and shareholders equity decreased by $4,375,000.

         The Company's future capital requirements depend upon many factors, including effective commercialization activities and collaborative arrangements, continued progress in its research and development programs, progress toward development of the O-CSF technology, the costs involved in filing, prosecuting and enforcing patent claims, and the time and costs involved in obtaining regulatory approvals. Additional funds from equity or debt financings may be required. There can be no assurance that such additional funds will be available on favorable terms, if at all. Because of the Company's significant long-term cash requirements, it may seek to raise additional capital if conditions in the public equity markets are favorable, even if the Company does not have an immediate need for additional cash at that time. If additional financing is not available, the Company anticipates that its existing available cash, its future license and research revenues from existing collaboration agreements, product sales and interest income from short-term investments will be adequate to satisfy its capital requirements and to fund operations through at least mid-1998. No assurance can be given, however, that such funds will in fact be adequate until that time, since the Company's prediction is subject to a number of risks and uncertainties, including those discussed in the following paragraph. In addition, the Company was awarded $6,400,000 as a result of the arbitration of a dispute with Boehringer Mannheim. This amount has not been received by the Company or recognized in the Company's financial statements. See
Part II, Item 1 entitled "Legal Proceedings" for additional information.

OTHER FACTORS THAT MAY AFFECT OPERATING RESULTS

         The Company's operating results may fluctuate due to a number of factors including, but not limited to, volume and timing of product sales, pricing, market acceptance of the Company's products, changing economic conditions in the healthcare industry, delays and increased costs of product and technology development, the Company's ability to develop and maintain collaborative arrangements, the outcome of litigation, and the effect of the Company's accounting policies, as well as other risk factors detailed in the Company's 1996 Form 10-K and other SEC filings. All of the foregoing factors are difficult for the Company to predict and can materially adversely affect the Company's business and operating results.


                          PART II -- OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

       On August 25, 1995, the Company commenced an arbitration proceeding against Boehringer Mannheim for breach of contract. The hearing before a panel of the American Arbitration Association ( the "Panel") was held in Seattle on September 3-11, 1996. On January 28, 1997, Ostex received a final award from the Panel. The Panel determined that Boehringer Mannheim breached a license agreement by failing to use its best efforts to effectively promote the Osteomark MTP kits. Boehringer Mannheim's counterclaims against the Company were denied by the Panel. The Panel's award instructs Boehringer Mannheim to pay the Company $5,720,000 in damages for lost profits, and $700,000 to reimburse the Company for part of its attorneys' fees and expenses. The award provides that interest will be paid on such amounts, at the rate of 8% per annum, to the extent that such amounts remain unpaid 30 days from January 28, 1997, the date of the award. On April 28, 1997, Boehringer Mannheim filed a motion in District Court to vacate the award. The District Court Judge denied Boehringer Mannheim's motion to vacate the arbitration award on July 8, 1997, and granted Ostex's motion to confirm the arbitration award on July 14, 1997. Boehringer Mannheim has indicated that it will post a supersedeas bond and appeal the decision to the Ninth Circuit Court of Appeals. The award has not been reflected in the Company's financial statements as of June 30, 1997.

       In June 1996, the Company filed an action in the United States District Court for the Western District of Washington against Osteometer Biotech A/S, a medical technology company based in Denmark ("Osteometer"), and Diagnostic Systems Laboratories Inc. for patent infringement of United States Patent No. 5,455,179. The Company believes Osteometer's bone resorption immunoassay incorporates technology which infringes patented Ostex technology. In September 1996, the defendants filed a response denying infringement and counterclaimed that Ostex' patent is invalid and unenforceable. By order dated July 7, 1997, the Court granted Ostex's motion to file a supplemental complaint, to add a second cause of action based upon United States Patent No. 5,641,837, which issued on June 24, 1997. The lawsuit is currently scheduled for trial commencing June 30, 1998. At the present time management cannot predict the outcome of the lawsuit but intends to continue to vigorously assert its position.

       In April 1997, the Company was served with a lawsuit filed in the United States District Court, Central District of California by C.R. Bard ("Bard"). The complaint alleges that Ostex' Osteomark product infringes patents assigned to Bard in 1993. Management believes that this suit is without merit and that Ostex' Osteomark product falls outside the claims of the subject patent.

ITEM 2.    CHANGES IN SECURITIES

       On April 10, 1997 the Company entered into a Stock Purchase Agreement with Metrika as consideration for previous research and development costs conducted by Metrika for the adaptation of the Company's NTx technology to be used with Metrika's point-of-care device under development. The Company issued to Metrika 70,633 shares of the Company's Common Stock, $.01 par value (the "Shares"), valued at $193,000.

       The Shares have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), but instead have been issued pursuant to the exemption from the registration provisions provided by Section 4(2) of the Securities Act. The shares must be held indefinitely unless subsequently registered under the Securities Act or unless an exemption from such registration is available. Metrika may be able to sell some or all of the shares pursuant to the provisions of Rule 144 promulgated under the Securities Act ("Rule 144") which permit limited resales of shares purchased in a private placement subject to the satisfaction of certain conditions, including, among other things, the existence of a public market for the Shares, the availability of certain current public information about the Company, the resale occurring not less than one year after a party has purchased and paid for the security to be sold, the sale being effected through a "broker transaction" or in transactions directly with a "market maker" and the number of shares being sold during any three-month period not exceeding specified limitations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On June 2, 1997, the Company held its 1997 Annual Meeting of Shareholders (the "Annual Meeting"), at which the following members were elected to the Board of Directors:

                                               Affirmative           Votes
                                                   VOTES           WITHHELD

      David R. Eyre                               10,868,992        472,935
      Fredric J. Feldman                          10,860,699        481,228

     The following members continued their terms on the Board of Directors:

     Thomas J. Cable
     Gregory D. Phelps

     The following proposals were also approved at the Annual Meeting:

                                          Affirmative    Votes       Votes
                                             VOTES      AGAINST     WITHHELD
                                          -----------   -------     --------
The proposal to amend the Company's        6,235,594   2,751,185    2,356,148
1994 Stock Option Plan to increase the
number of shares of Common Stock
authorized to 1,750,000 shares


The proposal to amend the Company's        6,430,445   2,781,736    2,129,746
Directors'  Nonqualified  Stock
Option Plan to  increase  the
number of shares of Common Stock
authorized to 350,000 shares


Ratification of Arthur Andersen LLP        11,175,257     21,060      145,610
as the Company's independent
auditors for the fiscal year ending
December 31, 1997


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (A) EXHIBITS1

       The following exhibit is filed herewith:

       27.1         Financial Data Schedule


1 Copies of the exhibits may be obtained at prescribed rates from the Public Reference Section of the Securities and Exchange Commission at 450 5th Street NW, Room 1024, Washington, D.C., 20549.

       (B) REPORTS ON FORM 8-K

     Report on Form 8-K dated April 29, 1997, announcing the retirement of the Company's Chairman of the Board of Directors and Chief Executive Officer, H. Raymond Cairncross, and resignation of the President and Chief Operating Officer, Robert J. Glaser.


                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              OSTEX  INTERNATIONAL,  INC.



       DATE:  August 13, 1997            By     /S/ ROBERT M. LITTAUER
                                            ----------------------------------
                                                   Robert M. Littauer
                                                  Senior Vice President,
                                               Finance and Administration
                                           (principal financial and principal
                                                  accounting officer)

                            OSTEX INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  June 30,            December 31,
                                                                   1997                  1996
                                                           --------------------   ---------------------
                                                                (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                             $        764           $      1,289
     Short-term investments                                      14,637                 19,940
     Trade receivables and other current assets                   1,499                  1,161
     Inventory, at cost                                             157                    153
                                                           --------------------   ---------------------
        Total current assets                                     17,057                 22,543

NET FURNITURE AND EQUIPMENT, at cost                              2,952                  2,474

OTHER ASSETS                                                        673                    674

                                                           ====================   =====================
        Total assets                                       $     20,682           $     25,691
                                                           ====================   =====================


CURRENT LIABILITIES:
     Accounts payable and accrued expenses                 $      1,112           $      1,642

NONCURRENT LIABILITIES:
     Note Payable, net of current portion                           419                    523
                                                           --------------------   ---------------------

        Total liabilities                                         1,531                  2,165
                                                           --------------------   ---------------------


SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value, 50,000,000
        authorized; 12,633,750 and 12,441,617 issued
        and outstanding, respectively                                127                    125
     Additional paid-in capital                                   45,510                 45,195
     Unrealized (loss)/gain on short-term investments                (35)                     70
     Accumulated deficit                                        (26,451)                (21,864)
                                                           --------------------   ---------------------
        Total shareholders' equity                               19,151                  23,526
                                                           --------------------   ---------------------

        Total liabilities and shareholders' equity         $     20,682           $      25,691
                                                           ====================   =====================


 The accompanying notes are an integral part of these condensed balance sheets.


                            OSTEX INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                            Quarter Ended                          Year to Date
                                                 ------------------------------------  ------------------------------------
                                                     June 30,           June 30,           June 30,          June 30,
                                                       1997               1996               1997              1996
                                                 -----------------  -----------------  ----------------- ------------------

REVENUE:
    Product sales                                $      949         $      854         $    1,603        $     1,441
                                                 -----------------  -----------------  ----------------- ------------------
        Total revenues                                  949                854              1,603              1,441

OPERATING EXPENSES:
    Cost of products sold                               261                267                412                435
    Research and development                          1,354                701              2,432              1,446
    Selling, general and administrative               1,862              2,512              3,785              4,367

                                                 -----------------  -----------------  ----------------- ------------------
        Total operating expenses                      3,477              3,480              6,629              6,248


                                                 -----------------  -----------------  ----------------- ------------------
        Loss from operations                         (2,528)            (2,626)            (5,026)            (4,807)

OTHER INCOME (EXPENSE):
    Interest income                                     230                325                479                737
    Interest expense                                    (19)                 -                (39)                 -

                                                 -----------------  -----------------  ----------------- ------------------
        Net loss                                 $   (2,317)        $   (2,301)        $   (4,586)       $    (4,070)
                                                 =================  =================  ================= ==================


NET LOSS PER COMMON AND COMMON
    EQUIVALENT SHARE                             $    (0.18)        $    (0.18)         $   (0.37)       $    (0.33)
        Shares used in calculation                   12,557             12,441             12,502            12,441




 The accompanying notes are an integral part of these condensed financial statements.


                             OSTEX INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            Year to Date
                                                             --------------------------------------------
                                                                    June 30,               June 30,
                                                                      1997                   1996
                                                             ---------------------   --------------------

CASH FLOWS FROM OPERATING ACTIVITIES                        $       (5,000)         $       (3,918)
                                                            ---------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments                            (3,592)               (12,576)
     Proceeds from sales of short-term investments                   8,791                 14,623
     Purchase of property, plant and equipment                        (763)                  (202)
                                                            ---------------------   --------------------
            Net cash provided by investing activities                4,436                  1,845
                                                            ---------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of common stock options                   118                     41
     Payments on note payable                                         (79)                     -

                                                            ---------------------   --------------------
            Net cash provided by financing activities                  39                     41
                                                            ---------------------   --------------------

NET INCREASE IN CASH AND CASH
     EQUIVALENTS                                                     (525)                (2,032)

CASH AND CASH EQUIVALENTS, beginning of period                      1,289                  6,241

                                                            ---------------------   --------------------

CASH AND CASH EQUIVALENTS, end of period                    $        764            $      4,209
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


NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

For the three and six months ended June 30,1997, net loss per common and common equivalent share was based on the weighted average number of common shares outstanding during each period. Common stock equivalents include shares issuable upon the exercise of outstanding stock options or warrants. These shares are not included in the computation of net loss per share because the effect of including such shares would be antidilutive.


2.  RELATED PARTY TRANSACTIONS


LEGAL AND CONSULTING SERVICES

Total operating expenses include legal and consulting fees for services provided by a related party totaling $54,000 and $56,000 for the quarters ended June 1997 and 1996, respectively, and $104,000 and 74,000 for the six months ended June 1997 and 1996, respectively.


3.  CONTINGENCIES


LEGAL PROCEEDINGS

Refer to Part II, Item 1 of this Form 10-Q.

4.  NEW ACCOUNTING PRONOUNCEMENTS


In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), which is effective for periods beginning after December 15, 1997. SFAS 128 establishes new standards for computing and presenting earnings per share (EPS). Upon adoption of SFAS 128, companies will report basic EPS and diluted EPS instead of previously reported primary and fully diluted EPS. Under the new standard, the Company's basic and diluted EPS for the quarter ended June 30, 1997, would both be a net loss per share of $(.18), and for the six months ended June 30, 1997, would both be a net loss per share of $(.37).