Form 10-K405/A
period 1996-12-31
OSTEX INTERNATIONAL INC /WA/
filed 1997-10-17
CIK 932631

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K/A
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

           X
         ----

This amendment is filed to correct portions of the Exhibit Index and redactions in exhibits 10.4A, 10.4B, 10.15A, and 10.15B.





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

       (1)10.14      Exclusive License Agreement dated February 10, 1994 (O-CSF)

       Exhibit
       Number      Description
       -------     ---------------------------------------------------
                   Agreements with the University of Washington
       (3)10.15A Research Agreement dated July 1, 1996 (Molecular Markers of Connective Tissue Degradation)
       (3)10.15B Research Agreement dated October 1, 1996 (Role of O-CSF in Osteoclast Regulation)

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

       (4)10.29 Clinical Laboratory Services License and Supply Agreement dated October 25, 1995, with SmithKline Beecham Clinical Laboratories, Inc.

       Exhibit
       Number      Description
       -------     ---------------------------------------------------

       (4)10.30 Promotion Agreement dated September 20, 1995 with Wyeth-Ayerst Laboratories

       (6)10.31 Agreement with Laboratory Corporation of American Holdings (LabCorp), dated January 11, 1996

       13.0        Annual Report to stockholders for the year-ended
                   December 31, 1996

       27.1        Financial Data Schedule

Notes to the Exhibits.

(1) Incorporated herein by reference from Item 16(a) of Registrant's Form S-1 Registration Statement as declared effective January 24, 1995 (No. 33-86118).
(2)     Incorporated herein by reference from Form 8-A filed with the S.E.C.
in January 1997.
(3) Confidential treatment requested. Exhibit omits information that has been filed separately with the Securities and Exchange Commission.
(4) Incorporated herein by reference from Form 10-K filed with the S.E.C for the year ended December 31,1995.
(5) Incorporated herein by reference from Form 10-Q filed with the S.E.C for the quarter ended June 30, 1995.
(6) Incorporated herein by reference from Form 10-Q filed with the S.E.C. for the quarter ended March 31, 1996.
(7) Copies of exhibits may be obtained at prescribed rates from the Public Reference Section of the Securities and Exchange Commission at 450 5th Street NW, Room 1024, Washington, D.C., 20549.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                                              OSTEX INTERNATIONAL, INC.

                                          By  /S/ THOMAS A. BOLOGNA
                                            ----------------------------
                                               Thomas A. Bologna
                                         President, Chief Executive Officer
                                       and Member of the Board of Directors


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      SIGNATURE                       CAPACITIES                       DATE
      ---------                       ----------                       ----

/S/ THOMAS A. BOLOGNA      President, Chief Executive Officer
------------------------- and Member of the Board of Directors October 16, 1997
  Thomas A. Bologna          (principal executive officer)


/S/ Robert M. Littauer           Senior Vice President,        October 16, 1997
-------------------------      Finance and Administration
   Robert M. Littauer          (principal financial and
                              principal accounting officer)