Form 10-Q
period 1997-09-30
OSTEX INTERNATIONAL INC /WA/
filed 1997-11-14
CIK 932631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


           -----
             X                   QUARTERLY REPORT
           -----
                    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                     -- or --
           -----
                                 TRANSITION REPORT
           -----
                          OR THE TRANSITION PERIOD FROM TO




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

Yes     X       No
     ------        ------

    THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF NOVEMBER 5, 1997 WAS 12,636,250.

                            OSTEX INTERNATIONAL, INC.


                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                      PAGE

ITEM 1 - FINANCIAL STATEMENTS

       Condensed Balance Sheets                                       F-1

       Condensed Statements of Operations                             F-2

       Condensed Statements of Cash Flow                              F-3

       Notes to Condensed Financial Statements                        F-4

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS             2

                          PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                            4

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                             5

                         PART I -- FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

       Attached hereto are Ostex International, Inc.'s (the "Company's or Ostex' ") unaudited condensed balance sheet as of September 30, 1997, and audited condensed balance sheet as of December 31, 1996, the unaudited condensed statements of operations for the three months ended September 30, 1997 and 1996, and for the nine months ended September 30, 1997 and 1996, and the statements of cash flow for the nine months ended September 30, 1997 and 1996.Notes follow the unaudited financial statements and are an integral part thereof.


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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

       Total revenues were $1,505,000 for the quarter ended September 30, 1997, compared to $1,859,000 for the quarter ended September 30, 1996. Product sales were $1,055,000 during the three month period ended September 30, 1997, compared to $776,000 for the same period in 1996. The 36 % increase was due to higher volumes of OSTEOMARK-registered trademark- kits sold to domestic laboratories and foreign distributors during the 1997 quarter compared to the same period of 1996. License and research and development fees were $450,000 during the three month period ended September 30, 1997, compared to $1,083,000 during the same period in 1996. The $633,000 reduction in fees collected under license and research and development agreements with Mochida Pharmaceutical Ltd. ("Mochida") was expected and is due to attainment of scheduled milestones. The Company does not expect to receive any further milestone payments under the license agreement with Mochida and future payments of up to $750,000 under the research and development agreement are contingent upon Mochida's decision to exercise its option to license the NTx serum assay and achievement of certain serum assay development milestones.

       The Company's cost of products sold totaled $228,000 for the quarter ended September 30, 1997, compared to $247,000 for the same period of 1996. The decrease was primarily due to elimination of excess facility costs. The cost of products sold decreased as a percentage of product sales to 22% in the 1997 third quarter compared to 32% in the 1996 third quarter due to a reduction in unit manufacturing costs resulting from increased production volume allowing fixed manufacturing costs to be spread over a higher base of units produced during the quarter ended September 30, 1997, compared to the same period in 1996.

       The Company's research and development expenditures totaled $1,090,000 for the quarter ended September 30, 1997, compared to $757,000 for the quarter ended September 30, 1996. The $333,000 increase was primarily attributable to the NTx assay point-of-care development programs with Metrika Laboratories, Inc. ("Metrika") and Hologic, Inc. ("Hologic"). In addition, research and development expenses increased due to the cost of clinical studies commenced at the end of 1996 and during the first quarter 1997. Included in the Company's studies in the 1997 quarter was a study for the determination of variability and the NTx reference range in males, a study for variability of NTx in postmenopausal women, and a study for the use of the Osteomark test in helping to identify bone metastases.

       Selling, general and administrative expenses totaled $1,903,000 for the quarter ended September 30, 1997, compared to $2,328,000 for the three month period ended September 30, 1996. The $425,000 decrease was primarily due to completion of the Company's free testing program in 1996 and the completion of a hearing before the American Arbitration Association against Boehringer Mannheim in September 1996, partially offset by increased costs of litigation in connection with the Osteometer and C.R. Bard cases (see "Legal Proceedings" in Part II, Item 1 of this 10-Q). The Company anticipates a substantial increase in legal expenses in connection with the Osteometer patent infringement lawsuit during the fourth quarter of 1997 as the proceeding enters a discovery phase, and continuing into fiscal year 1998.

       Interest income totaled $196,000 for the quarter ended September 30, 1997, compared to $299,000 for the quarter ended September 30, 1996. The decrease is due to lower invested balances resulting from using cash to fund the Company's operating losses.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

       Total revenues were $3,108,000 for the nine month period ended September 30, 1997, compared to $3,300,000 for the nine month period ended September 30, 1996. Product sales were $2,658,000 during the nine month period ended September 30, 1997, compared to $2,217,000 for the same period in 1996. The 20 % increase was due to higher volumes of Osteomark kits sold to domestic laboratories and foreign distributors during the 1997 period compared to the same period of 1996. License and research and development fees were $450,000 during the nine month period ended September 30, 1997, compared to $1,083,000 during the same period in 1996. The reduction in fees collected under license and research and development agreements with Mochida was expected and is due to attainment of scheduled milestones. The Company does not expect to receive any further milestone payments under the license agreement with Mochida and future payments of up to $750,000 under the research and development agreement are contingent upon Mochida's decision to exercise its option to license the NTx serum assay and achievement of certain serum assay development milestones.

       The Company's cost of products sold totaled $640,000 for the nine month period ended September 30, 1997, compared to $682,000 for the nine months ended September 30, 1996. The decrease was primarily due to a reduction of excess facility costs. The cost of products sold decreased as a percentage of product sales to 24% in the 1997 period compared to 31% in the 1996 period due to a reduction in unit manufacturing costs resulting from increased production volume allowing fixed manufacturing costs to be spread over a higher base of units produced during the nine months ended September 30, 1997, compared to the same period in 1996.

       The Company's research and development expenditures totaled $3,522,000 for the nine month period ended September 30, 1997, compared to $2,203,000 for the nine months ended September 30, 1996. The increase of $1,319,000 is due to research spending in connection with the development of NTx assay point-of-care devices under the development agreements with Metrika and Hologic discussed above, as well as funding of research conducted at the University of Washington. Research at the University of Washington is focused on molecular markers of connective tissue degradation, and on developing a further understanding of the osteoclast colony stimulating factor ("O-CSF") as a potential therapeutic agent. This research funding is expected to continue through 1999. In addition, research and development expenses increased due to the cost of clinical studies commenced at the end of 1996 and during the first quarter 1997.

       Selling, general and administrative expenses totaled $5,688,000 for the nine month period ended September 30, 1997, compared to $6,695,000 for the nine months ended September 30, 1996. The lower expense level was due to the completion of a hearing before the American Arbitration Association against Boehringer Mannheim in September 1996 (see "Legal Proceedings" in Part II, Item 1 of this 10-Q), and the completion of the Company's free testing program in 1996. However, the decrease was partially offset by increased costs of litigation in connection with the Osteometer and C.R. Bard cases (see "Legal Proceedings" in Part II, Item 1 of this 10-Q). As discussed above, legal costs associated with the Osteometer patent infringement lawsuit are expected to increase substantially in the fourth quarter 1997, and continue into fiscal year 1998.

       Interest income totaled $675,000 for the nine month period ended September 30, 1997, compared to $1,036,000 for the same period in 1996. The decrease is due to lower invested balances resulting from using cash to fund the Company's operating losses.


LIQUIDITY AND CAPITAL RESOURCES

       As of September 30, 1997, the Company had $14,178,000 in cash and cash equivalents and short-term investments, working capital of $14,214,000 and total shareholders' equity of $17,635,000. As a result of funding operating losses during the nine months ended September 30, 1997, cash, cash equivalents and short-term investments decreased by $7,051,000, working capital decreased by $6,687,000 and shareholders equity decreased by $5,891,000. During the nine month period ended September 30, 1997 the Company purchased $1,093,000 in property and equipment, received $124,000 from the exercise of stock options and paid $121,000 of notes payable.

         In October 1997, the Company received $6,200,000 in settlement of certain litigation (see "Legal Proceedings" in Part II, Item 1 of this 10-Q). The Company did not reflect the settlement in its balance sheet at September 30, 1997. This will be reflected in income and assets during the quarter ending December 31, 1997.

         The Company's future capital requirements depend upon many factors, including effective commercialization activities and collaborative arrangements, continued progress in its research and development programs, progress toward development of the O-CSF technology, the costs involved in filing, prosecuting and enforcing patent claims, and the time and costs involved in obtaining regulatory approvals. The Company may require additional funds from equity or debt financings. There can be no assurance that such additional funds will be available on favorable terms, if at all. Because of the Company's significant long-term cash requirements, it may seek to raise additional capital if conditions in the public equity markets are favorable, even if the Company does not have an immediate need for additional cash at that time. If additional financing is not available, the Company anticipates that its existing available cash, its future license and research revenues from existing collaboration agreements, product sales and interest income from short-term investments will be adequate to satisfy its capital requirements and to fund operations through mid 1999. No assurance can be given, however, that such funds will in fact be adequate until that time, since the Company's prediction is subject to a number of risks and uncertainties, including those discussed in the following paragraph.

OTHER FACTORS THAT MAY AFFECT OPERATING RESULTS

         The Company's operating results may fluctuate due to a number of factors including, but not limited to, volume and timing of product sales, product pricing, market acceptance of the Company's products, changing economic conditions in the healthcare industry, delays and increased costs of product and technology development, the Company's ability to develop and maintain collaborative arrangements, the outcome of litigation, and the effect of the Company's accounting policies, as well as other risk factors detailed in the Company's 1996 Form 10-K and other SEC filings. All of the foregoing factors are difficult for the Company to predict and can materially adversely affect the Company's business and operating results.


                          PART II -- OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

       On November 4, 1997, the Company announced settlement with Boehringer Mannheim under which the Company received a lump sum payment of $6,200,000. The settlement between the two parties is the result of the previously reported January 28, 1997 ruling by the American Arbitration Association in connection with the Company's claims against Boehringer Mannheim.

       In June 1996, the Company filed an action in the United States District Court for the Western District of Washington against Osteometer Biotech A/S, a medical technology company based in Denmark ("Osteometer"), and Diagnostic Systems Laboratories Inc. for patent infringement of United States Patent No. 5,455,179. The Company believes Osteometer's bone resorption immunoassay incorporates technology which infringes patented Ostex technology. In September 1996, the defendants filed a response denying infringement and counterclaimed that Ostex' patent is invalid and unenforceable. By order dated July 7, 1997, the Court granted Ostex's motion to file a supplemental complaint, to add a second cause of action based upon United States Patent No. 5,641,837, which issued on June 24, 1997. On October 24, 1997, Ostex filed a second supplemental complaint to add third and fourth causes of action based upon U.S. Patent No. 5,652,112, which issued on July 29, 1997, and U.S. Patent No. 5,656,439, which issued on August 12, 1997. The lawsuit is currently scheduled for trial commencing June 30, 1998. At the present time management cannot predict the outcome of the lawsuit but intends to continue to vigorously assert its position.

       On April 9, 1997, the Company was served with a lawsuit filed in the United States District Court, Central District of California by C.R. Bard ("Bard"). The complaint alleges that Ostex' Osteomark product infringes U.S. Patent No. 4,628,027 assigned to Bard in 1993. Management believes that this suit is without merit and that Ostex' Osteomark product falls outside the claims of the subject patent.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (A) EXHIBITS

       The following exhibits are filed herewith:

       10.32  1     Joint Development, License and Co-Marketing Agreement dated
                    April 10, 1997 with Metrika Laboratories.
       27.1         Financial Data Schedule


1 Confidential treatment requested. Exhibit omits information that has been filed separately with the Securities and Exchange Commission.

       (B) REPORTS ON FORM 8-K

       None

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            OSTEX INTERNATIONAL, INC.



       DATED:  November 13, 1997          By     /S/ ROBERT M. LITTAUER
                                            -------------------------------
                                                    Robert M. Littauer
                                                  Senior Vice President,
                                                Finance and Administration
                                           (principal financial and principal
                                                   accounting officer)


                           OSTEX INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                September 30,           December 31,
                                                                   1997                    1996
                                                            --------------------   ---------------------
                                                                (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                              $             1,941                  1,289
     Short-term investments                                              12,237                 19,940
     Trade receivables and other current assets                           1,295                  1,161
     Inventory, at cost                                                     144                    153
                                                            --------------------   ---------------------
        Total current assets                                             15,617                 22,543

PROPERTY, PLANT AND EQUIPMENT, less
accumulated depreciation and amortization                                 3,120                  2,474

OTHER ASSETS                                                                673                    674

                                                            ====================   =====================
        Total assets                                        $            19,410    $            25,691
                                                            ====================   =====================


CURRENT LIABILITIES:
     Accounts payable, accrued expenses and other           $             1,403    $              1,642

NONCURRENT LIABILITIES:
     Noate Payable, net of current portion                                  372                    523
                                                            --------------------   ---------------------

        Total liabilities                                                 1,775                  2,165
                                                            --------------------   ---------------------


SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value, 50,000,000
        authorized; 12,636,250 and 12,441,617 issued
        and outstanding, respectively                                       127                    125
     Additional paid-in capital                                          45,515                 45,195
     Unrealized (loss)/gain on short-term investments                       (19)                    70
     Accumulated deficit                                                (27,988)               (21,864)
                                                            --------------------   ---------------------
        Total shareholders' equity                                       17,635                 23,526
                                                            --------------------   ---------------------
        Total liabilities and shareholders' equity          $            19,410   $             25,691
                                                            ====================   =====================


The  accompanying  notes  are an  integral  part  of  these condensed balance sheets.


                             OSTEX INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           Three Months Ended                    Nine Months Ended
                                                  ------------------------------------  ------------------------------------
                                                    September 30,      September 30,     September 30,      September 30,
                                                        1997               1996               1997              1996
                                                  -----------------  -----------------  ----------------- ------------------
REVENUE:
    Product sales and research testing services   $          1,055   $            776   $          2,658  $           2,217
    License and research and development fees                  450              1,083                450              1,083
                                                  -----------------  -----------------  ----------------- ------------------
        Total revenues                                       1,505              1,859              3,108              3,300

OPERATING EXPENSES:
    Cost of products sold                                      228                247                640                682
    Research and development                                 1,090                757              3,522              2,203
    Selling, general and administrative                      1,903              2,328              5,688              6,695

                                                  -----------------  -----------------  ----------------- ------------------
        Total operating expenses                             3,221              3,332              9,850              9,580

                                                  -----------------  -----------------  ----------------- ------------------
        Loss from operations                                (1,716)            (1,473)            (6,742)            (6,280)

OTHER INCOME (EXPENSE):
    Interest income                                            196                299                675              1,036
    Interest expense                                           (18)               (23)               (57)               (23)

                                                  -----------------  -----------------  ----------------- ------------------
        Net loss                                  $         (1,538)  $         (1,197)  $         (6,124) $          (5,267)
                                                  =================  =================  ================= ==================


NET LOSS PER COMMON AND COMMON
    EQUIVALENT SHARE                              $          (0.12)  $          (0.10)  $          (0.49) $           (0.42)
        Shares used in calculation                          12,635             12,442             12,547             12,441



The  accompanying  notes are an  integral  part of these condensed financial statements.


                            OSTEX INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  Nine Months Ended September 30,
                                                           --------------------------------------------

                                                                   1997                   1996
                                                           ---------------------   --------------------

CASH FLOWS FROM OPERATING ACTIVITIES                       $             (5,872)   $            (5,786)
                                                           ---------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments                                 (3,592)               (16,872)
     Proceeds from sales of short-term investments                       11,206                 17,622
     Purchase of property, plant and equipment                           (1,093)                  (275)
                                                           ---------------------   --------------------
            Net cash provided by investing activities                     6,521                    475
                                                           ---------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of common stock options                         124                     41
     Proceeds from borrowings on note payable                                -                     746
     Payments on note payable                                              (121)                   (36)
                                                           ---------------------   --------------------
            Net cash provided by financing activities                         3                    751
                                                           ---------------------   --------------------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                            652                 (4,560)

CASH AND CASH EQUIVALENTS, beginning of period                            1,289                  6,241

                                                           ---------------------   --------------------
CASH AND CASH EQUIVALENTS, end of period                   $              1,941    $             1,681
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


Net Loss per Common and Common Equivalent Share

For the three and nine months ended September 30,1997, net loss per common and common equivalent share was based on the weighted average number of common shares outstanding during each period. Common stock equivalents include shares issuable upon the exercise of outstanding stock options. These shares are not included in the computation of net loss per share because the effect of including such shares would be antidilutive.


2.  CONTINGENCIES


Legal Proceedings

Refer to Part II, Item 1 of this Form 10-Q.


3.  NEW ACCOUNTING PRONOUNCEMENTS


In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), which is effective for periods beginning after December 15, 1997. SFAS 128 establishes new standards for computing and presenting earnings per share (EPS). Upon adoption of SFAS 128, companies will report basic EPS and diluted EPS instead of previously reported primary and fully diluted EPS. Under the new standard, both the Company's basic and diluted EPS for the quarter ended September 30, 1997, would be a net loss per share of $.12, and for the nine months ended September 30, 1997, both basic and diluted EPS would be a net loss per share of $.49.


4.  SUBSEQUENT EVENTS


         In October 1997, the Company received $6,200,000 in settlement of certain litigation (see "Legal Proceedings" in Part II, Item 1 of this 10-Q). The Company did not reflect the settlement in its balance sheet at September 30, 1997. This will be reflected in income and assets during the quarter ending December 31, 1997.