Form 10-K405
period 1997-12-31
OSTEX INTERNATIONAL INC /WA/
filed 1998-04-01
CIK 932631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

            -----
              X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
            -----     OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                     -- or --
            -----
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            -----       OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM      TO
                                                       ----    ----

                                ---------------
                                     0-25250
                             COMMISSION FILE NUMBER

                            OSTEX INTERNATIONAL, INC.
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

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

                                ---------------

          Securities registered pursuant to Section 12(b) of the Act:
                    (none)                        (none)
                TITLE OF CLASS        EACH EXCHANGE ON WHICH REGISTERED

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                 TITLE OF CLASS
                                ---------------

    Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter  period that the
registrant was required to file such reports),              Yes [ X ]
and (2) has been subject to such filing requirements for
the past 90 days.                                           No  [   ]


    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to
the  best  of  registrant's   knowledge,  in  definitive  proxy  or  information
statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K.                                    [   ]

                                ---------------

    The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $23,308,000 on March 17, 1998, based on the per-share closing price of $2.28 on the Nasdaq Stock Market.

                The number of shares of Common Stock outstanding as of March 27, 1998 was 12,696,250.

                                ---------------
                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 is incorporated by reference into Part I, Part II and Part III of this Form 10-K.
(2)  Portions of the  Registrant's  Proxy  Statement  for the  Registrant's
Annual Shareholders Meeting to be held Monday, May 18, 1998, to be filed pursuant to Regulation 14A is incorporated by reference into Part III of this Form 10-K.

                            OSTEX INTERNATIONAL, INC.

                               INDEX TO FORM 10-K

                                     PART I

                                                               PAGE
                                                               ----
ITEM 1 -   BUSINESS                                              2

ITEM 1A -  RISK FACTORS                                          4

ITEM 1B -  EXECUTIVE OFFICERS OF THE REGISTRANT                  8

ITEM 2 -   PROPERTIES                                            9

ITEM 3 -   LEGAL PROCEEDINGS                                     9

ITEM 4 -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   9

                                     PART II

ITEM 5 -   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           SHAREHOLDER MATTERS                                   10

ITEM 6 -   SELECTED FINANCIAL DATA                               10

ITEM 7 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                   10

ITEM 8 -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           10

ITEM 9 -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                   10

                                    PART III

ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT    11

ITEM 11 -  EXECUTIVE COMPENSATION                                11

ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                        11

ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS        11

                                     PART IV

ITEM 14 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K                                           12

SIGNATURES                                                       16

For the purpose of this Form 10-K, the following capitalized terms shall have the following meanings:

       "Company" or "Ostex" shall mean Ostex International, Inc., a Washington corporation;

       "Annual Report to Shareholders" shall mean the annual report to shareholders of Ostex International, Inc. for the year ended December 31, 1997; and

       "Proxy Statement" shall mean the proxy statement for the 1998 shareholders meeting of Ostex International, Inc. to be held Monday, May 18, 1998, to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A.




                                     PART I

ITEM 1.    BUSINESS

       Ostex was incorporated in the State of Washington in 1989. The Company is engaged in the discovery and commercialization of products associated with osteoporosis and other collagen-related diseases. The Company believes that its lead product, the OSTEOMARK -registered trademark- test, incorporates breakthrough technology in the area of bone resorption measurement. Ostex has formed collaborative relationships with leading diagnostic and pharmaceutical companies to aid in the commercialization of Osteomark. As of December 31, 1997, the Company had 56 employees.

       Osteoporosis is a significant health problem. According to the National Osteoporosis Foundation (the "NOF"), osteoporosis afflicts approximately 28 million people in the U.S. alone. Additionally millions of people are at risk of skeletal degradation associated with Paget's disease of bone, cancer that metastasizes to bone, hyperparathyroidism (overactivity of the parathyroid gland, characterized by a reduction of bone mass) and renal osteodystrophy. In spite of the serious human and economic consequences of these diseases (according to the NOF, the direct healthcare and indirect lost productivity costs of osteoporosis exceed $10 billion annually in the U.S. alone), medical intervention usually commences only after pain, immobility, fractures, or other symptoms have appeared. The Company expects the osteoporosis therapeutic market will increase significantly. The Company also believes new therapeutic products are under development for osteoporosis, some of which are in late-stage clinical trials, and that the Osteomark test can be used to effectively predict a patient's response to osteoporosis therapy and monitor existing therapies and other therapies which may be developed.

       The Company is the exclusive licensee of the Osteomark technology, known clinically as the NTx assay, which is a urine test that can aid in healthcare decision-making at early menopause and beyond. The Osteomark assay is a non-invasive diagnostic test which quantitatively indicates the level of bone resorption. Individuals who are losing bone collagen at accelerated rates may indicate a condition which typically results in osteoporosis. The Company believes that early identification of high levels of bone resorption provides the opportunity to predict skeletal response (bone mineral density) to hormonal resorptive therapy in postmenopausal women and helps prevent the onset of osteoporosis. The Company also believes that the Osteomark assay aids clinicians in monitoring the effects of antiresorptive therapies in postmenopausal women, as well as in older patients who have already lost significant bone mass.

       On May 8, 1995, the Company's Osteomark assay became commercially available in the United States as a urinary assay that provides a quantitative measure of the excretion of cross-linked N-telopeptides of Type I collagen (NTx) as an indicator of human bone resorption, and in July 1996 the Company received expanded claims from the Food and Drug Administration (the "FDA") for the assay. The 1996 claims allow that an Osteomark test measurement, if taken prior to the initiation of hormonal antiresorptive therapy, can be utilized to predict a patient's response to that therapy, in terms of its effect on bone mineral density. Additionally, the claims allow that the test can be used for therapeutic monitoring of antiresorptive therapies in postmenopausal women, as well as individuals diagnosed with osteoporosis and Paget's disease, and for therapeutic monitoring of estrogen-suppressing therapies. In March 1998 the claims were further expanded by allowing that, in addition to the 1996 claims, an Osteomark test measurement can identify the probability for a decrease in bone mineral density in postmenopausal women taking calcium supplements relative to those treated with antiresorptive therapy.

       The Company is manufacturing and marketing the Osteomark assay initially in an Enzyme-linked Immunosorbent Assay ("ELISA") format for testing urine samples. Worldwide promotion of the Osteomark test kits is also supported by Johnson & Johnson Clinical Diagnostics, Inc. ("Johnson & Johnson"). In 1995 the Company entered into research, development, license and supply agreements with Johnson & Johnson. These agreements grant Johnson & Johnson a license to manufacture, sell and distribute certain products using Ostex's bone resorption technology. Currently, Johnson & Johnson distributes in the United States and certain foreign countries the Osteomark assay in the existing microtiter plate format and is adapting the urine assay for use with its automated analyzer. The companies intend to adapt the serum assay for use on high-speed, high volume, automated instruments typically used in large clinical laboratories. Ostex will receive royalties on Johnson & Johnson's sales of products incorporating the Ostex technology.

       Under the Johnson & Johnson license agreement, the Company has the right to license its technology for use on automated instruments to one other company in addition to Johnson & Johnson. The Company is currently evaluating other potential collaborators to adapt the Osteomark assay to other high-speed automated instruments.

       In the year ended December 31, 1997, the Company's largest customer, Johnson & Johnson, accounted for approximately 24% of the Company's product sales and research testing services. The termination of the Company's relationship with Johnson & Johnson could have a material adverse effect on the Company's results of operations.

       Ostex has also entered into a research and development agreement and a license agreement with Mochida Pharmaceutical Co., Ltd. ("Mochida"), a Japanese pharmaceutical company, for the commercialization of the Osteomark assay in Japan. Under the research and development agreement, Mochida has an option to license the NTx serum assay and has paid Ostex $3,350,000 in development fees to date. Future payments of $750,000 under the agreement are contingent upon Mochida's decision to exercise its option. Under the license agreement, Ostex granted Mochida exclusive marketing and distribution rights to certain Ostex products in Japan. Since 1992, Mochida has paid Ostex $2,500,000 in licensing fees for the Osteomark assay. In January 1998 Mochida launched the Osteomark assay in Japan for the management of patients with hyperparathyroidism and for patients with metastatic bone tumors. Ostex will to sell Mochida the critical reagents to be assembled into finished products in Japan by Mochida.

       The Company also plans to develop the Osteomark assay in other formats, including formats suitable for use in the physician's office. The Company has entered into agreements with Hologic, Inc. ("Hologic"), a worldwide leader in X-ray and ultrasound bone densitometers used to measure bone density to assist in the diagnosis and monitoring of osteoporosis and other bone diseases, and Metrika, Inc. ("Metrika"), a diagnostic device company, to develop physician office "point-of-care" Osteomark assay devices.

         The Company and Metrika are developing a point-of-care NTx test as an indicator of bone resorption which uses a hand-held, fully disposable device that computes NTx values and displays them digitally. Additionally, Ostex and Hologic are developing a low-cost point-of-care NTx test for bone resorption based on the Osteomark assay pursuant to a joint development agreement. Under this agreement, the companies, working with Serex, Inc. ("Serex"), will develop and market a point-of-care Osteomark test, utilizing Serex's strip-test technology and a hand-held, battery-operated meter that computes NTx values upon insertion of the strip. Ostex believes that the joint product will reduce the cost and simplify the process of obtaining patient results.

       OSTEOMARK and OSTEX are registered United States trademarks of Ostex International, Inc. The Company has also registered its OSTEOMARK trademark in 42 other countries. Additional trademark applications are pending.

       The Company's collagen resorption assay technology is covered by 17 U. S. patents, 2 European patents, 2 Australian patents, and patents in Canada, Ireland, Spain, Hong Kong, and Singapore. The European patents are in opposition proceedings before the European Patent Office. Additional patent applications are pending in Japan and elsewhere.

       The Company's research and development expenditures, all of which were funded by the Company, totaled $4,470,000, $3,163,000, and $3,200,000, in 1997,
1996, and 1995, respectively.

       The Company's foreign product sales, all to non-affiliates, totaled $652,000, $370,000, $528,000, in 1997, 1996 and 1995, respectively.
Foreign sales were primarily to Europe and Japan.

         The Company is in the latter stages of adapting the Osteomark assay to a serum format. The Company believes that the use of a serum NTx test provides a number of advantages to testing laboratories, including the elimination of the requirement to normalize NTx values to creatinine concentration and to ultimately perform NTx testing on random access, automated analyzers. Ostex plans to initiate clinical studies of its serum NTx test in an ELISA format during the second quarter of 1998.

         The Company is developing an assay for Type II collagen degradation. This type of collagen is a primary constituent of joint cartilage. Osteoarthritis, a degenerative disease of joint cartilage, affects over 15 million people in the United states alone. The disease first appears in a limited number of joints. The first symptom, joint pain, occurs after substantial cartilage damage has taken place. Eventually, pain and tenderness increase and the joint motion becomes diminished. The Ostex Type II collagen assay under development has been designed to allow reliable monitoring of joint cartilage changes for validating the effectiveness of drugs under development and for identifying patients with early-stage disease. In addition, similar to the Osteomark assay used in connection with osteoporosis, the Company believes that the Type II assay will aid in the clinical management of osteoarthritis patients by monitoring the effectiveness of therapy.

         Ostex is investigating the use of its NTx test in cancer patient management. Independent researchers have shown that the level of bone resorption increases significantly when cancer metastasizes to bone. A patient's NTx level may be useful to identify cancer patients with high bone turnover who might warrant a bone scan to confirm the stage (degree of spread) of the disease.
The American Cancer Society estimated that over 200,000 new cases of prostate cancer would be diagnosed in 1997, with 60%-80% progressing to bone metastases.

         Ostex is also in the early stages of developing an assay for measuring Type III collagen degradation. Type III collagen is a significant constituent of blood vessels such as coronary arteries. Measuring degradation of this type of collagen may be useful in identifying cardiovascular disease.

ITEM 1A. RISK FACTORS

     When used in this discussion, the words "believes," "intends," anticipates," "plans to" and "expects" and similar expressions are intended to qualify as forward-looking statements. Such statements are subject to certain risks and uncertainties and there are a number of important factors that could cause actual results to differ materially from those projected. These factors include, among others, the factors described under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Factors that
May Affect Operating Results" in the Company's Annual Report to Shareholders (which discussion has been incorporated herein by reference) and the risk factors set forth below. Readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

UNCERTAINTY OF MARKET ACCEPTANCE

       The Company's lead product, the Osteomark assay, became commercially available in May 1995 in the United States and sales of this product have increased over time. However, there can be no assurance that the Company's Osteomark assay or any of its other products will gain acceptance from the medical community, clinical or hospital laboratories, physicians or patients as readily as other forms of diagnosis or any newly developed diagnostic. There can be no assurance that the Company will be able to develop significant market share for its products, or any market share at all. Inability of the Company to achieve market acceptance for its products would have a material adverse effect on the Company's business, financial condition and results of operation.

DEPENDENCE ON CORE TECHNOLOGY; UNCERTAINTY OF ADAPTATION TO DIFFERENT FORMATS

       The Company currently relies exclusively upon its core technology for the development of diagnostic products associated with osteoporosis and other collagen-related diseases. There can be no assurance that competitors of the Company will not be successful in developing new or more efficient or cost-effective diagnostics that are more readily accepted than the Company's products. The Company is in the process of undertaking ongoing and significant additional research and development to adapt its core technology to serum testing and to different formats, instruments and other delivery platforms that currently exist or may be developed. In particular, additional research and development will be required to adapt its core technology to high-speed, high-volume automated instruments typically used in large clinical laboratories or companies through which the Company may seek to expand the market for its products. There can be no assurance that the Company will be successful in adapting and further developing its core technology to meet such needs. The Company is developing physician office adaptations of its core technology. There can be no assurance that the Company or its development partners will either successfully develop or obtain required regulatory approval for a cost-effective instrument for physician office use. In addition, technological changes or medical advancements could diminish or eliminate the commercial viability of the Osteomark assay or future products based upon the Company's core technology. The failure to adapt the Company's core technology to different formats, instruments and other delivery platforms, or otherwise to commercialize such core technology, would have a material adverse effect on the Company's business, financial condition and results of operation.

RELIANCE ON COLLABORATIVE AGREEMENTS AND CERTAIN RELATIONSHIPS

     The Company has entered into collaborative or co-promotional agreements with several partners, including, among others, Johnson & Johnson, Mochida, Hologic, Wyeth-Ayerst Laboratories,and Metrika and intends to appoint a second international distributor for its NTx test on automated instruments. The level of each partner's involvement and support and the amount and timing of resources that these collaborators devote to these activities are not within the control of the Company and can significantly impact the Company's ability to achieve its objectives. There can be no assurance that these collaborators will perform their contractual obligations as expected or that the Company will derive any additional revenue from such arrangements. Moreover, the agreements may be terminated under certain circumstances. The Company expects to rely on these and additional agreements to develop and commercialize its future products. There can be no assurance that the Company will be able to negotiate acceptable collaborative agreements in the future or that such new agreements or existing agreements will be successful. In addition, there can be no assurance that the parties to the agreements will not pursue alternative technologies.

       In the year ended December 31, 1997, the Company's largest customer, Johnson & Johnson, accounted for approximately 24% of the Company's product sales and research testing services. The termination of the Company's relationship with Johnson & Johnson could have a material adverse effect on the Company's results of operations.

LIMITED SALES AND MARKETING EXPERIENCE

       The Company has limited experience in sales, marketing and distribution. To market any of its products directly, the Company must develop and implement a substantial marketing and sales effort with technical expertise and supporting distribution capability. The Company intends to continue to market and sell its products in the U.S. through national distributors and its own limited sales force and to market and sell its products in other markets through distributors or collaborative arrangements. There can be no assurance that the Company will be able to establish effective sales and distribution capabilities or that it or its collaborators will be successful in gaining market acceptance for the Company's products or that the Company will achieve or maintain significant market share for its products.

DEPENDENCE ON LICENSED PATENTS AND PROPRIETARY RIGHTS

       The Company's success depends, in large part, on its current and future patent position relating to its core technology. The Company's patent position involves complex legal and factual questions. The Company is the exclusive licensee of certain patents within and outside of the U.S. relating to the Company's core technology. The Company is dependent upon the Washington Research Foundation (the "WRF") for the filing and prosecution of patents and patent applications licensed to the Company. Claims made under patent applications may be denied or significantly narrowed, and issued patents may not provide significant commercial protection to the Company. There is no assurance that the Company's patents will not be successfully challenged or circumvented by others. The Company could incur substantial costs in proceedings before the U.S. Patent Office, including interference proceedings. These proceedings could also result in adverse decisions as to the patentability of the Company's licensed or assigned inventions. There can be no assurance that the Company's products do not or will not infringe on the patent or proprietary rights of others. The Company may be required to obtain additional licenses to the patents or other proprietary rights of others. The Company may also require licenses from the inventors of certain processes, technologies and delivery formats in order to successfully market certain products. There can be no assurance that any such licenses would be made available on terms acceptable to the Company, if at all. If the Company needs and cannot or does not obtain such licenses, it could encounter delays in product introductions while it attempts to circumvent such patents or the development, manufacture, or sale of products requiring such licenses could be precluded. The Company believes there will continue to be significant litigation in the industry regarding patent and other intellectual property rights.

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

LENGTHY REGULATORY PROCESSES AND UNCERTAINTY OF REGULATORY APPROVALS

       The process of obtaining FDA and other required regulatory clearance can be lengthy and expensive. The time required for FDA approvals is uncertain, and often depends on the type, complexity and novelty of the product. There can be no assurance that the FDA will act favorably or quickly in its review of any submission by the Company, and significant difficulties or costs may be encountered by the Company in its efforts to obtain FDA clearance that could delay or preclude the Company from marketing its products. Furthermore, there can be no assurance that the FDA will not request the development of additional data following original submissions, causing the Company to incur further cost and delay. Nor can there be any assurance that the FDA will not restrict the intended use of a submitted product as a condition for clearance.

       If the FDA concludes that a device is not substantially equivalent to another legally marketed device, submission of a pre-market approval application ("PMA") will be required. If the FDA indicates that a PMA is required for any product of the Company, the application will require submission of results of clinical studies and manufacturing information, and likely a review by a panel of experts outside of the FDA. Clinical studies would need to be conducted in accordance with FDA requirements. The failure to comply would result in the FDA's refusal to accept the data or the imposition of regulatory sanctions. FDA review of a PMA application can take significantly longer than that for a 510(k) "device" premarket notification procedure to demonstrate "substantial equivalence" to a legally marketed product. Further, if a company wishes to propose modifications to a product subsequent to FDA approval of a PMA application, including changes in indications or other significant modifications to labeling, or modifications to the manufacturing process, or if a company wishes to change its manufacturing facility, a PMA supplement must first be submitted to the FDA for its review and approval.

EXTENSIVE CONTINUING GOVERNMENT REGULATION

       The research, development, manufacturing and marketing of the Company's products are subject to extensive continuing regulation by numerous governmental authorities in the U.S. and certain other countries, and the Company, its products, and its manufacturing facilities are subject to continual review and periodic inspection. The regulatory standards for manufacturing are applied stringently by the FDA. Discovery of previously unknown problems with a product, manufacturer, or facility may result in restrictions on such product or manufacturer or facility, including warning letters, fines, suspensions of regulatory approvals, product recalls, operating restrictions, delays in obtaining new product approvals, withdrawal of the product from the market, and criminal prosecution. Other violations of FDA requirements can result in similar penalties. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens, and the handling of biohazardous materials. Any violation of, and the cost of compliance with, these laws and regulations could adversely impact the Company's operations. The Company is unable to predict the extent or likelihood of adverse government regulation that might arise from future U.S. or foreign government action.

LIMITED MANUFACTURING EXPERIENCE

         The Company is developing adaptations of its core technology for use in physicians' offices and depends upon the efforts of collaborators for this development. Such adaptations have not been completed and there can be no assurance that, if developed, such adaptations could be manufactured in a commercially viable manner. Unless the Company develops additional in-house manufacturing capability for such products, it will be dependent upon outside sources for the manufacture of such products. There can be no assurance that the Company's reliance on others for the manufacture of its products will not result in problems with product supply. Interruptions in the availability of products could delay or prevent the development and commercial marketing of the Company's products.

HISTORY OF LOSSES AND LIMITED OPERATING HISTORY

       The Company has a limited operating history and had a retained deficit through December 31, 1997 of $24,128,000. For the year-end December 31, 1997, the Company had a net loss of $2,264,000 ($8,464,000, excluding a non-recurring receipt of $6,200,000 from the settlement of a dispute with Boehringer Mannheim GmbH. The Company expects to incur additional substantial costs as it continues with its operations, marketing efforts, research and development activities, and clinical trials. The Company expects to continue to incur losses in future periods and the Company is unable to predict when, if at all, it will achieve profitability.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FINANCING

       The Company will continue to require substantial funds for research and development, general and administration, and the marketing of its products. The amount of the Company's future capital requirements will depend on many factors, including the status of the development of its products, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the ability of the Company to maintain existing collaborative and licensing arrangements, and the ability of the Company to establish new collaborative and licensing arrangements. The Company expects that its existing capital resources will be sufficient to fund the Company's activities through 1999. However, the Company may be required to seek additional financing before the end of 1999. There can be no assurance that additional funds, whether through additional financings, collaborative arrangements with corporate sponsors or other sources, will be available, if at all, in a timely manner or on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its programs or obtain funds through arrangements that are unfavorable to the Company.

INTENSE COMPETITIVE ENVIRONMENT

       Competition from biotechnology companies, diagnostic companies, pharmaceutical companies and research and academic institutions is intense. A number of diagnostic tests and procedures, and other non-invasive tests for osteoporosis and other bone disorders currently exist and others are in development, and the manufacturers of these tests will continue to improve them. In addition, the diagnostic industry is subject to rapid technological change. There can be no assurance that the Company's competitors will not succeed in developing products that are more effective than those which have been or are being developed by the Company or which would render the Company's core technology obsolete or non-competitive. Many of the Company's competitors have substantially greater financial, technical and human resources than the Company. In addition, many of these competitors have significantly greater experience and resources than the Company in undertaking clinical trials and other regulatory approval procedures as well as in marketing and achieving manufacturing efficiencies. There are also small companies, academic institutions, governmental agencies and other research organizations that are conducting research in the area of osteoporosis and other collagen-related diseases. These entities may also market commercial products either on their own or through collaborative efforts. The Company's competitors may develop technologies and products that are available for sale prior to the Company's products or at a lower cost or with better technical characteristics rendering the Company's products less competitive.

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

UNCERTAINTY OF HEALTHCARE REIMBURSEMENT

       The Company's ability to commercialize its products will depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from third-party payors, such as government health administration authorities, private health coverage insurers and other organizations. The status of the scope of healthcare programs worldwide is uncertain and there can be no assurance that adequate third-party coverage will be available for the Company to maintain price levels sufficient for realization of an appropriate return on its investment in product development. Third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. If the Company succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be available or sufficient to allow the Company to sell its products on a competitive basis.

VOLATILITY OF STOCK PRICE

       The volatility of the Company's stock price has been significant since it first became publicly traded in January 1995. The stock market may experience significant price and volume fluctuations unrelated to the operating performance of particular companies. Factors such as any loss of key management, the results of the Company's clinical trials or those of its competitors, adverse regulatory actions or decisions, evidence regarding the safety or efficacy of the Company's products or those of its competitors, announcements of technological innovations or new products by the Company or its competitors, governmental regulation, developments with respect to patents or other proprietary rights, product or patent litigation or public concern as to the safety of products developed by the Company may have a volatile effect on the market price of the Company's Common Stock.


ITEM 1B.   EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their ages are as follows:

NAME                      AGE                POSITION
-----                     ---                --------
Thomas A. Bologna         49       President and Chief Executive Officer

Thomas F. Broderick       49       Vice President, Patent and General Counsel

Donna J. DeLong           49       Vice President, Marketing

Robert M. Littauer        49       Senior Vice President, Finance and
                                   Administration and Secretary

Nancy J.S. Mallinak       36       Vice President, Regulatory and Clinical
                                   Affairs

William K. Strelke        44       Vice President, Sales

       There were no family relationships between any executive officers of the Company.

       THOMAS A. BOLOGNA joined the Company in July 1997 as the President and Chief Executive Officer and as a member of the Board of Directors. From January 1996 until July 1997 Mr. Bologna was a principal in Healthcare Venture Associates, a consulting firm. From January 1994 to January 1996 Mr. Bologna was President and Chief Executive Officer for Scriptgen Pharmaceuticals, Inc., a biotechnology company with proprietary drug screening technology that is developing orally active drugs to regulate gene expression, and from July 1987 to January 1994 Mr. Bologna was the Chairman of the Board of Directors and

President and Chief Executive Officer of Gen-Probe Incorporated, a biotechnology
company  commercializing   genetic-probe-based  technology  for  diagnostic  and
therapeutic applications.

       THOMAS F. BRODERICK was named the Vice President, Patent and General Counsel in November 1997. Mr. Broderick was Vice President, Intellectual Property from March 1997 to November 1997 and was Patent Counsel for the Company from April 1996 to March 1997. From 1989 to March 1996, Mr. Broderick was a partner at the patent law firm of Christensen, O'Connor, Johnson & Kindness in Seattle, Washington.

       DONNA DELONG joined the Company in February 1998 as Vice President, Marketing. From May 1996 to February 1998, Ms. DeLong was Senior Director of Marketing at Chiron Diagnostics, a division of Chiron Corporation, a healthcare company; from October 1993 to April of 1996, Ms. DeLong was the Director of Marketing at Neopath Inc., a medical diagnostics company; and from May 1990 to October 1993 Ms. DeLong was the Director of Marketing at Sanofi Diagnostics Pasteur, a medical diagnostics company.

       ROBERT M. LITTAUER joined the Company in September 1996 as Senior Vice President, Finance and Administration, and was appointed the Corporate Secretary in November 1997. From 1987 to September 1996, Mr. Littauer was Senior Vice President, Chief Financial Officer and Treasurer of NeoRx Corporation, a biotechnology company developing therapeutic products for cancer and cardiovascular diseases.

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

       WILLIAM K. STRELKE was named Vice President, Sales in November 1997. Mr Strelke was Vice President, Sales and Marketing for the Company from October 1994 to November 1997, and was the Director of Sales and Marketing for the Company from January 1994 to October 1994. Prior to joining Ostex, Mr. Strelke served from March 1993 to January 1994 at Mitchell International, Inc., a healthcare facility design and construction consulting company, where he was Vice President and Regional Director. From January 1983 to March 1993, Mr. Strelke held various positions with responsibility for sales and distribution management with the Scientific Products Division of Baxter International (previously American Hospital Supply Corporation), a general healthcare company.


ITEM 2.     PROPERTIES

       The Company's research laboratories, manufacturing operations, and administrative offices are located in Seattle, Washington. The Company leases approximately 32,000 square feet of space in Seattle under a lease that will expire in 2005. The Seattle facility has adequate capacity for the Company's present needs.


ITEM 3.     LEGAL PROCEEDINGS

       Information   regarding  Legal  Proceedings  is  incorporated  herein  by reference to note 11 in the "Notes to Financial Statements" on pages 32 and 33 of the Annual Report to Shareholders.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of shareholders during the fourth quarter ended December 31, 1997.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

       Information regarding the Common Stock trading activity for 1997 and 1996 is incorporated herein by reference to the "Shareholder Information - Price Range of Common Stock" on page 36 of the Annual Report to Shareholders, which is included as Exhibit 13.0 to this Annual Report on Form 10-K.

       As of March 17, 1998, there were 12,696,250 shares of Common Stock outstanding held of record by approximately 154 shareholders. The Company believes there are approximately 3,600 additional owners of Common Stock who own shares held in street name.

       The Company has never paid cash dividends and has no present intention of paying dividends in the foreseeable future.

       TRANSFER AGENT AND REGISTRAR - The transfer agent and registrar for the Common Stock is ChaseMellon Shareholder Services, L.L.C., Seattle, Washington.


ITEM 6.    SELECTED FINANCIAL DATA

       The information required by this item is incorporated herein by reference to "Selected Financial Data" on page 20 of the Annual Report to Shareholders, which is included as Exhibit 13.0 to this Annual Report on Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information required by this item is incorporated herein by reference to pages 21-23 of the Annual Report to Shareholders, which is included as
Exhibit 13.0 to this Annual Report on Form 10-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not Applicable


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information required by this item is incorporated herein by reference to the Financial Statements and "Notes to Financial Statements" on pages 24-33, and "Report of Independent Public Accountants" on page 34, of the Annual Report to Shareholders, which is included as Exhibit 13.0 to this Annual Report on Form 10-K.


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

       b.  Executive Officers of the Registrant

       Information required by this item is contained in Part I of this Annual Report on Form 10-K in the section entitled "Executive Officers of the Registrant."

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


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is incorporated herein by reference in response to this item.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information contained in the section entitled "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement is incorporated herein by reference in response to this item.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (A) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

       The information contained in the Financial Statements and "Notes to Financial Statements" are located on pages 24-33 of the Annual Report to Shareholders and are listed below. This information is included as Exhibit 13.0 to this Annual Report on Form 10-K.

                                                         Page within
       FINANCIAL STATEMENTS                             ANNUAL REPORT
       --------------------                             -------------
       Balance Sheets                                        24
       Statements of Operations                              25
       Statements of Cash Flows                              26
       Statements of Shareholders' Equity                    27
       Notes to Financial Statements                         28
       Report of Independent Public Accountants              34

       (B) REPORTS ON FORM 8-K

       None

       (C)  EXHIBIT INDEX (13)

                                  EXHIBIT INDEX

       EXHIBIT NUMBER      DESCRIPTION
       --------------      -----------
       (8)   3.1           Articles of Incorporation, as amended,
                           dated January 1997

       (1)   3.2           Bylaws, as amended

       (1)   4.1           Specimen Common Stock Certificate

       (1) 10.1A           Amended and Restated Stock Option Plan
       (1) 10.1B           Form of Employee Stock Option Agreement
       (1) 10.1C           Form of Director's Stock Option Agreement

       (9)  10.2           Amended and Restated Directors' Nonqualified Stock
                           Option Plan dated July 16, 1997

       (9)  10.3           Amended and Restated 1994 Stock Option Plan

                           Agreements with Hologic, Inc.
       (3)(12)10.4A         Co-Promotion and Sales Representation Agreement
                              dated January 14, 1997
       (3)(12)10.4B         Joint Development, License and Supply Agreement
                              dated January 14, 1997

       (1)  10.5           Form of  Indemnification Agreement with officers
                           and directors

                           Agreement with Thomas A. Bologna
            10.7              Executive Employment Agreement dated July 16, 1997

                           Agreements with Mochida Pharmaceutical Co., Ltd.
       (1)10.12A              Research and Development Agreement dated August
                              1992
       (1)10.12B              Osteomark License Agreement Dated August 1992

       (3)10.12D Second Amendment to Osteomark License Agreement dated December 24, 1997

                           Agreements with the Washington Research Foundation
       (1)10.13A              Restated Exclusive License Agreement effective
                              June 19, 1992 (Urinary Assay for Measuring Bone
                              Resorption)
       (1)10.13B              Amendment to Restated Exclusive License Agreement
                              effective January 1, 1993
       (1)10.13C              Second Amendment effective June 2, 1994
       (1) 10.14              Exclusive License Agreement dated February 10,
                              1994 (O-CSF)

                           Agreements with the University of Washington
       (3)(12)10.15A          Research Agreement dated July 1, 1996 (Molecular
                              Markers of Connective Tissue Degradation)
       (3)(12)10.15B          Research Agreement dated October 1, 1996 (Role
                              of O-CSF in Osteoclast Regulation)

       (1)10.16A Know-How Transfer and Consulting Agreement dated September 18, 1989 with David R. Eyre, Ph.D.
       (1)10.16B           Extension and Amendment dated May 1, 1992

       (1) 10.19           Osteomark EIA Exclusive Distribution License
                           Agreement dated March 28, 1994 with Technogenetics
                           S.R.L. (division of Recordati Pharmaceutical)

       (1) 10.20           Osteomark EIA Distribution License Agreement dated
                           July 12, 1994 with BRAHMS Diagnostic (formerly
                           Henning Berlin GmbH)

       EXHIBIT NUMBER      DESCRIPTION
       --------------      -----------
       (1)10.23            Osteomark Agreement dated February 12, 1993, as
                           amended May 10, 1994, with Nichols Institute
                           Reference Laboratory

       (1)10.25            License Agreement dated July 8, 1994  with
                           Endrocrine Sciences

       (1)10.26            License Agreement dated August 1994 with
                           Pacific Biometrics, Inc.

                           Lease Agreements
       (4)10.27A              Lease Agreement dated October 2, 1995, with David
                              A. Sabey and Sandra L. Sabey
       (8)10.27B First Amendment of Lease dated October 15, 1996, with the City of Seattle, successor-in-interest to David A. Sabey and Sandra L. Sabey

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

          10.30 Promotion Agreement dated September 30, 1997 with Wyeth-Ayerst Laboratories

       (6)10.31 Agreement with Laboratory Corporation of Americao Holdings (LabCorp), dated January 11, 1996

       (7)10.32 Joint Development, License and Co-Marketing Agreement dated April 10, 1997 with Metrika, Inc.

       (10)10.33           Form of CS First Boston Corporation Warrant

       (11)10.34           Form of Invemed Associates, Inc. Warrant

       (2)10.35            Shareholder Rights Agreement dated January 21, 1997

           13.0 Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements and Notes to the Financial Statements from the Company's Annual Report to Shareholders for the year ended December 31, 1997

           23.1           Consent of Arthur Andersen LLP

           27.1           Financial Data Schedule

-----------------------------

(1)    Incorporated herein by reference from Item 16(a) of Registrant's
Form S-1 Registration Statement as declared effective January 24, 1995
(No. 33-86118).
(2) Incorporated herein by reference to exhibit number 4.5 filed with Form 8-A with the Commission in January 1997.
(3) Confidential treatment requested. Exhibit omits information that has been filed separately with the Commission.
(4) Incorporated herein by reference to exhibit of the same number filed with Form 10-K with the Commission for the year ended December 31, 1995.
(5) Incorporated herein by reference to exhibit of the same number filed with Form 10-Q with the Commission for the quarter ended June 30, 1995.
(6) Incorporated herein by reference to exhibit of the same number filed with Form 10-Q with the Commission for the quarter ended March 31, 1996.
(7) Incorporated herein by reference to exhibit of the same number filed with Form 10-Q with the Commission for the quarter ended September 30, 1997.
(8) Incorporated herein by reference to exhibit of the same number filed with Form 10-K with the Commission for the year ended December 31, 1996.
(9) Incorporated herein by reference to exhibit of the same number filed with Form S-8 with the Commission on January 13, 1998.
(10) Incorporated herein by reference to exhibit number 1.1A filed with the Registrant's Form S-1 Registration Statement as declared effective
January 24, 1995 (No. 33-86118).
(11) Incorporated herein by reference to exhibit number 1.1B filed with the Registrant's Form S-1 Registration Statement as declared effective
January 24, 1995 (No. 33-86118).
(12) Incorporated herein by reference to exhibits of the same number filed with Form 10-K with the Commission for the year ended December 31, 1996, and as amended with Form 10-K/A on October 17, 1997.
(13) Copies of exhibits may be obtained at prescribed rates from the Public Reference Section of the Commission at 450 5th Street NW, Room 1024, Washington, D.C. 20549, or through the Commission's Edgar system located on the internet at www.sec.gov.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1998.

                                               OSTEX INTERNATIONAL, INC.


                                               By  /S/ THOMAS A BOLOGNA
                                               ------------------------
                                                   Thomas A. Bologna
                                                  President and Chief
                                            Executive Officer and Director



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      SIGNATURE                  CAPACITIES                   DATE
      ---------                  ----------                   ----

/S/THOMAS A. BOLOGNA            President and
------------------------    Chief Executive Officer           March 27, 1998
 Thomas A. Bologna       (principal executive officer)


/S/ ROBERT M. LITTAUER    Senior Vice President, Finance
------------------------ and Administration and Secretary     March 27, 1998
  Robert M. Littauer     (principal financial and principal
                               accounting officer)


   /S/ THOMAS J. CABLE      Chairman of the Board
------------------------        of Directors                  March  27, 1998
   Thomas J. Cable

 /S/ ELISABETH L. EVANS
------------------------                                      March 27, 1998
  Elisabeth L. Evans              Director


   /S/ DAVID R. EYRE              Director                    March 27, 1998
------------------------
     David R. Eyre

 /S/ FREDRIC J. FELDMAN
------------------------          Director                    March 27, 1998
   Fredric J. Feldman

  /S/ GREGORY D. PHELPS
------------------------          Director                    March 27, 1998
   Gregory D. Phelps


------------------------          Director                    March 27, 1998
    Gilbert S. Omenn

   /S/ JOHN H. TRIMMER            Director                    March 27, 1998
------------------------
     John H. Trimmer