Form 10-Q
period 1998-03-31
OSTEX INTERNATIONAL INC /WA/
filed 1998-05-15
CIK 932631

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



------  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  X                           EXCHANGE ACT OF 1934
------
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                    -- or --

------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  X                           EXCHANGE ACT OF 1934
------

                        FOR THE TRANSITION PERIOD FROM       TO
                                                       -----    -----

                              --------------------
                                     0-25250
                             COMMISSION FILE NUMBER

                            OSTEX INTERNATIONAL, INC.
                 NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER


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

                              --------------------

    Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----     -----

    THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MAY 7, 1998 WAS 12,696,250.

                              --------------------

                            OSTEX INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                 PAGE
                                                                 ----
ITEM 1 - FINANCIAL STATEMENTS                                     2

       Condensed Balance Sheets                                   F-1

       Condensed Statements of Operations                         F-2

       Condensed Statements of Cash Flow                          F-3

       Notes to Condensed Financial Statements                    F-4

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS            2

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                              5

                          PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                        5

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                         6

                         PART I -- FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

       Attached hereto are Ostex International, Inc.'s (the "Company's or Ostex' ") unaudited condensed balance sheet as of March 31, 1998, and audited condensed balance sheet as of December 31, 1997, the unaudited condensed statements of operations for the three months ended March 31, 1998 and 1997, and the unaudited condensed statements of cash flow for the three months ended March 31, 1998 and 1997. Notes follow the unaudited financial statements and are an integral part thereof.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results or the timing of certain events to differ materially from historical results or those anticipated. Words used herein such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. In addition, the disclosures in this Item 2 under the caption "Other Factors that May Affect Operating Results", consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports previously filed with the Securities and Exchange Commission (the "Commission"), including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

OVERVIEW

       Ostex was incorporated in the State of Washington in 1989. The Company is engaged in the discovery and commercialization of products associated with osteoporosis and other collagen-related diseases. The Company believes that its lead product, the OSTEOMARK-registered trademark- test, incorporates breakthrough technology in the area of bone resorption measurement.

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

       The Company is the exclusive licensee of the Osteomark technology, known clinically as the NTx assay, which is a urine test that can aid in healthcare decision-making at early menopause and beyond. The Osteomark assay is a non-invasive diagnostic test which quantitatively indicates the level of bone resorption. Individuals who are losing bone collagen at accelerated rates may progress to low bone mass, a major cause of osteoporosis. The Company believes that early identification of high levels of bone resorption provides the opportunity to predict skeletal response (bone mineral density) to hormonal antiresorptive therapy in postmenopausal women which are intended to prevent the onset of osteoporosis. The Company also believes that the Osteomark assay aids clinicians in monitoring the effects of antiresorptive therapies in postmenopausal women, as well as in older patients who have already lost significant bone mass.

       On May 8, 1995, the Company's Osteomark assay became commercially available in the United States as a urinary assay that provides a quantitative measure of the excretion of cross-linked N-telopeptides of Type I collagen (NTx) as an indicator of human bone resorption, and in July 1996 the Company received expanded claims from the Food and Drug Administration (the "FDA") for the assay. The 1996 claims allow that an Osteomark test measurement, if taken prior to the initiation of hormonal antiresorptive therapy, can be utilized to predict a patient's response to that therapy, in terms of its effect on bone mineral density. Additionally, the claims allow that the test can be used for therapeutic monitoring of antiresorptive therapies in postmenopausal women, as well as individuals diagnosed with osteoporosis and Paget's disease, and for therapeutic monitoring of estrogen-suppressing therapies. In March 1998 the claims were further expanded by allowing that, in addition to the 1996 claims, an Osteomark test measurement can identify the probability of a decrease in bone mineral density in postmenopausal women taking calcium supplements relative to those treated with hormonal antiresorptive therapy.

       The Company is manufacturing and marketing the Osteomark assay initially in an Enzyme-linked Immunosorbent Assay ("ELISA") microtiter plate format for testing urine samples and is in the latter stages of adapting the Osteomark assay to a serum format. The Company believes that the use of a serum NTx test provides a number of advantages to testing laboratories, including the elimination of the requirement to normalize NTx values to creatinine concentration and to ultimately perform NTx testing on random access, automated analyzers. The Company plans to initiate clinical studies of its serum NTx test in an ELISA format during the second quarter of 1998.

       Worldwide promotion of the Osteomark test kits is supported by Johnson & Johnson Clinical Diagnostics, Inc. ("Johnson & Johnson"). In 1995 the Company entered into research, development, license and supply agreements with Johnson & Johnson. These agreements grant Johnson & Johnson a license to manufacture, sell and distribute certain products using Ostex's bone resorption technology. Currently, Ostex sells Johnson & Johnson the Osteomark assay in the existing microtiter plate format for distribution in the United States and certain foreign countries and Johnson & Johnson is adapting the urine assay for use with its automated analyzer. Ostex will receive royalties on Johnson & Johnson's automated analyzer sales of products incorporating licensed Ostex technology.

       Ostex has also entered into a research and development agreement and a license agreement with Mochida Pharmaceutical Co., Ltd. ("Mochida"), a Japanese pharmaceutical company, for the commercialization of the Osteomark assay in Japan. Under the research and development agreement, Mochida has an option to license the NTx serum assay upon completion of certain milestones. Under the license agreement, Ostex granted Mochida exclusive marketing and distribution rights to certain Ostex products in Japan, and Ostex sells to Mochida the critical reagents necessary for Mochida to assemble Osteomark kits. In January 1998 Mochida launched the Osteomark assay in Japan for the management of patients with hyperparathyroidism and for patients with metastatic bone tumors.

       The Company also plans to develop the Osteomark assay in other formats, including formats suitable for use in the physician's office. The Company has entered into agreements with Hologic, Inc. ("Hologic"), a worldwide leader in X-ray and ultrasound bone sonometers used to measure and/or estimate bone density to assist in the diagnosis and monitoring of osteoporosis and other bone diseases, and Metrika, Inc. ("Metrika"), a diagnostic device company, to develop physician office "point-of-care" Osteomark assay devices.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998
AND MARCH 31, 1997

       Total revenues were $581,000 for the quarter ended March 31, 1998, compared to $654,000 for the quarter ended March 31, 1997. Product sales were $556,000 and research testing services were $25,000 during the three month period ended March 31, 1998, compared to product sales of $654,000 for the same period in 1997. The decrease in product sales was due to lower orders for Osteomark kits from domestic reference laboratories.

       The Company's gross margin decreased to 67% in the quarter ended March 31, 1998, compared to a gross margin of 77% in the first quarter of 1997. While overall pricing levels have increased slightly in the first quarter of 1998 compared to the 1997 quarter, lower production volume negatively impacted the 1998 quarter. Cost of products sold primarily include labor costs, materials management, equipment and facility costs. The increase of cost of products sold in the first quarter of 1998 compared to the same quarter in 1997 resulted from a slight increase in labor costs and royalty payments on product sales, and a lower production volume compared to the 1997 first quarter. The lower production volume adversely impacted gross margin as unabsorbed overhead was allocated to cost of products sold in the quarter ended March 31, 1998. The gross margin is expected to continue to fluctuate depending on the volume and timing of customer orders and the production levels needed to fill customer demand.

       The Company's research and development expenditures totaled $835,000 for the quarter ended March 31, 1998, compared to $1,078,000 for the quarter ended March 31, 1997. The $243,000 decrease was primarily attributable to a higher level of clinical trial activity in the 1997 quarter. Included in the Company's clinical studies in the 1997 quarter was a study for variability of NTx in postmenopausal women, a study for the determination of variability and the NTx reference range in males, and a study for the use of the Osteomark test in helping to identify bone metastases. The Company anticipates research and development expenses to increase in future quarters with the commencement of further clinical trials. The decrease in research and development expenses was also attributable to a restructuring of the University of Washington (the "UW") research agreements during 1997. The restructuring reduced the expenses paid to the UW for research during the quarter ended March 31, 1998, compared to the same quarter 1997.

       Selling, general and administrative expenses totaled $2,251,000 for the quarter ended March 31, 1998, compared to $1,923,000 for the quarter ended March 31, 1997. The $328,000 increase in the 1998 quarter was primarily due to higher costs associated with patent prosecution, litigation costs in connection with the Company's legal action against Osteometer Biotech A/S ("Osteometer"), and defense costs associated with litigation initiated by C.R. Bard ("Bard") (see "Legal Proceedings" in Part II, Item 1 of this 10-Q). Selling, general and administrative expenses in the first quarter of 1998 also increased due to promotion and advertising of the Osteomark test.

       Interest income totaled $218,000 for the quarter ended March 31, 1998, compared to $249,000 for the quarter ended March 31, 1997. The decrease is due to lower invested balances resulting from using cash to fund the Company's operating losses.


LIQUIDITY AND CAPITAL RESOURCES

       As of March 31, 1998, the Company had $16,404,000 in cash and cash equivalents and short-term investments, working capital of $15,947,000 and total shareholders' equity of $19,123,000. As a result of funding operating losses during the three months ended March 31, 1998, cash, cash equivalents and short-term investments decreased by $2,561,000, working capital decreased by $2,421,000 and shareholders equity decreased by $2,521,000. During the three month period ended March 31, 1998 the Company purchased $17,000 in property and equipment and reduced notes payable by $44,000.

         The Company's future capital requirements depend upon many factors, including the timing and effectiveness of commercialization activities and collaborative arrangements; continued scientific progress in its research and development programs; the costs involved in filing, prosecuting and enforcing patent claims; the costs involved in legal efforts to enforce patent rights; and the time and costs involved in obtaining regulatory approvals. The Company is likely to require additional funds from equity or debt financing and there can be no assurance that such additional funds will be available on favorable terms, if at all. Due to the Company's significant long-term cash requirements, it may seek to raise additional capital if conditions in the public equity markets are favorable, even if the Company does not have an immediate need for additional cash at that time. If additional financing is not available, the Company anticipates that its existing available cash, its future license and research revenues from existing collaboration agreements, product sales and interest income from short-term investments will be adequate to satisfy its capital requirements and to fund operations through 1999. No assurance can be given, however, that such funds will in fact be adequate until that time, since the Company's prediction is subject to a number of risks and uncertainties, including those discussed in the following paragraph.

OTHER FACTORS THAT MAY AFFECT OPERATING RESULTS

         The Company's operating results may fluctuate due to a number of factors including, but not limited to, volume and timing of product sales, product pricing, market acceptance of the Company's products, changing economic conditions in the healthcare industry, delays and increased costs of product and technology development, the Company's ability to develop and maintain collaborative arrangements, the timing of payments under those arrangements, the outcome of litigation, and the effect of the Company's accounting policies, as well as other risk factors detailed in the Company's 1997 Form 10-K and other Commission filings. All of the foregoing factors are difficult for the Company to predict and can materially adversely affect the Company's business and operating results.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not Applicable


                          PART II -- OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

       In June 1996, the Company filed an action in the United States District Court for the Western District of Washington against Osteometer Biotech A/S ("Osteometer"), a medical technology company based in Denmark, and Diagnostic Systems Laboratories Inc. for patent infringement of United States Patent No. 5,455,179. The Company believes Osteometer's bone resorption immunoassay incorporates technology which infringes patented Ostex technology. In September 1996, the defendants filed a response denying infringement and counterclaimed that Ostex' patent is invalid and unenforceable. By order dated July 7, 1997, the Court granted Ostex's motion to file a supplemental complaint, to add a second cause of action based upon United States Patent No. 5,641,837, which issued on June 24, 1997. On October 24, 1997, Ostex filed a second supplemental complaint to add third and fourth causes of action based upon U.S. Patent No. 5,652,112, which issued on July 29, 1997, and U.S. Patent No. 5,656,439, which issued on August 12, 1997. The lawsuit is currently scheduled for trial commencing February 23, 1999. Management intends to continue to vigorously assert its position in the lawsuit.

       On April 9, 1997, the Company was served with a lawsuit filed in the United States District Court, Central District of California by C.R. Bard ("Bard"). The complaint alleged that Ostex' Osteomark product infringes U.S. Patent No. 4,628,027 assigned to Bard in 1993. On April 22, 1998, the Court issued an order granting Ostex' motion for summary judgment and dismissed Bard's lawsuit with prejudice.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (A) EXHIBITS

       The following exhibits are filed herewith:

       10.2A        Amendment to the Amended and Restated
                    Directors' Nonqualified Stock Option Plan
       27.1         Financial Data Schedule


       (B) REPORTS ON FORM 8-K

       None





                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          OSTEX INTERNATIONAL, INC.



       DATED:  May 14, 1998               By    /S/ ROBERT M. LITTAUER
                                            --------------------------------
                                                 Robert M. Littauer
                                               Senior Vice President,
                                             Finance and Administration
                                         (principal financial and principal
                                                 accounting officer)


                            OSTEX INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                         March 31,           December 31,
                                                           1998                 1997
                                                      -----------------   ------------------
                                                         (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                        $          267      $        2,201
     Short-term investments                                   16,137              16,764
     Trade receivables and other current assets, net           1,087               1,344
     Inventory, at cost                                          246                 201
                                                      -----------------   ------------------
        Total current assets                                  17,737              20,510

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
     depreciation                                              2,813               2,965

OTHER ASSETS                                                     637                 637

                                                      =================   ==================
        Total assets                                  $       21,187      $       24,112
                                                      =================   ==================


CURRENT LIABILITIES:
     Accounts payable and accrued expenses            $        1,790      $        2,142

NONCURRENT LIABILITIES:
     Note payable, net of current portion                        274                 326
                                                      -----------------   ------------------

        Total liabilities                                      2,064               2,468
                                                      -----------------   ------------------

SHAREHOLDERS' EQUITY:
     Common Stock, $.01 par value, 50,000,000
        authorized; 12,696,250 issued
        and outstanding                                          127                 127
     Additional paid-in capital                               45,642              45,642
     Accumulated other comprehensive
        income - unrealized gain/(loss) on
        short-term investments                                   (27)                  3
     Accumulated deficit                                     (26,619)            (24,128)
                                                      -----------------   ------------------
        Total shareholders' equity                            19,123              21,644
                                                      -----------------   ------------------

        Total liabilities and shareholders' equity    $       21,187       $      24,112
                                                      =================   ==================


     The accompanying notes are an integral part of these condensed balance sheets.


                            OSTEX INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 Quarter Ended
                                                     --------------------------------------
                                                         March 31,            March 31,
                                                           1998                 1997
                                                     ------------------   -----------------
REVENUE:
     Product sales and research testing services     $       581          $       654
                                                     ------------------   -----------------

OPERATING EXPENSES:
     Cost of products sold                                   189                  151
     Research and development                                835                1,078
     Selling, general and administrative                   2,251                1,923
                                                     ------------------   -----------------
          Total operating expenses                         3,275                3,152
                                                     ------------------   -----------------

          Loss from operations                            (2,694)              (2,498)

OTHER INCOME (EXPENSE):
     Interest income                                         218                  249
     Interest expense                                        (15)                 (20)

                                                     ------------------   -----------------
          Net loss                                   $     (2,491)        $    (2,269)
                                                     ------------------   -----------------


Basic and diluted net loss per common and
     common equivalent share                         $      (0.20)        $     (0.18)
                                                     ==================   =================
Shares used in calculation of net loss per share           12,696              12,448
                                                     ==================   =================


     The accompanying notes are an integral part of these condensed financial statements.


                            OSTEX INTERNATIONAL, INC.

                        CONDENSED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 Quarter Ended
                                                       --------------------------------------
                                                             March 31,            March 31,
                                                               1998                1997
                                                       ------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES                   $       (2,470)      $      (2,632)
                                                       ------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments                      (18,538)             (3,033)
     Proceeds from sales of short-term investments             19,135               5,276
     Purchase of property, plant and equipment                    (17)               (174)
                                                       ------------------   -----------------
            Net cash provided by investing activities             580               2,069
                                                       ------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of common stock options                 -                  26
     Payments on note payable                                     (44)                (39)
                                                       ------------------   -----------------
            Net cash used in financing activities                 (44)                (13)
                                                       ------------------   -----------------

NET DECREASE IN CASH AND CASH
     EQUIVALENTS                                               (1,934)               (576)

CASH AND CASH EQUIVALENTS, beginning of period                  2,201               1,289

                                                       ------------------   -----------------
CASH AND CASH EQUIVALENTS, end of period               $          267       $         713
                                                       ==================   =================


     The  accompanying   notes  are  an  integral  part  of  these condensed
financial statements.

                            OSTEX INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited condensed financial statements include the accounts of Ostex International, Inc. (a Washington corporation) (the "Company"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim periods, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1997.


NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

The Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. Basic net loss per share is the net loss divided by the average number of shares outstanding during the year. Diluted net loss per share is calculated as the net loss divided by the sum of the average number of shares outstanding during the year plus the net additional shares that would have been issued had all dilutive options been exercised, less shares that would be repurchased with the proceeds from such exercise (Treasury Stock Method). During all years presented, the effect of including outstanding options is antidilutive, therefore, no options are considered in the calculation of diluted net loss per share. There is no difference between the previously reported net loss per share and the basic and diluted net loss per share.


2.  CONTINGENCIES

LEGAL PROCEEDINGS

Refer to Part II, Item 1 of this Form 10-Q.


3.  NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and disclosure of comprehensive income. The components of comprehensive income for the three months ended March 31, 1998 and March 31, 1997, are as follows (in thousands) :

                                            March 31,       March 31,
                                              1998            1997
                                            ---------       ---------
         Net loss                           $ (2,491)       $ (2,269)
         Unrealized gain/(loss)
           on short-term investments             (30)           (171)
                                            ---------       ---------
         Total comprehensive loss           $ (2,521)       $ (2,440)
                                            =========       =========