Form 10-Q
period 1998-06-30
OSTEX INTERNATIONAL INC /WA/
filed 1998-08-14
CIK 932631

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


           -----
             X                  QUARTERLY REPORT
           -----
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                    -- or --
           -----
                                TRANSITION REPORT
           -----
                        FOR THE TRANSITION PERIOD FROM TO


                            ------------------------

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

                            ------------------------

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

    THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF AUGUST 1, 1998 WAS 12,696,250.

                            OSTEX INTERNATIONAL, INC.


                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                      Page
                                                                      -----
ITEM 1 - FINANCIAL STATEMENTS

       Condensed Balance Sheets  .....................................F-1

       Condensed Statements of Operations   ..........................F-2

       Condensed Statements of Cash Flow   ...........................F-3

       Notes to Condensed Financial Statements       .................F-4

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS     ........2

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK   ......................................6

                          PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS ...........................................6

ITEM 2 - CHANGES IN SECURITIES........................................6

ITEM 4 - SUBMISSION OF MATTERS TO A
                 VOTE OF SECURITY HOLDERS.............................7

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K   ..........................7

                         PART I -- FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

       Attached hereto are Ostex International, Inc.'s (the 'Company's or Ostex' ') unaudited condensed balance sheet as of June 30, 1998, and audited condensed balance sheet as of December 31, 1997, the unaudited condensed statements of operations for the quarters ended June 30, 1998 and 1997, and for the six months ended June 30, 1998 and 1997, and the statements of cash flow for the six months ended June 30, 1998 and 1997. Notes follow the unaudited financial statements and are an integral part thereof.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Quarterly Report on Form 10-Q contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results or the timing of certain events to differ materially from historical results or those anticipated. Words used herein such as 'believes,' 'anticipates,' 'expects,' 'intends,' and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. In addition, the disclosures in this Item 2 under the caption 'Other Factors that May Affect Operating Results', consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports previously filed with the Securities and Exchange Commission (the 'Commission'), including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

OVERVIEW

       Ostex was incorporated in the State of Washington in 1989. The Company is engaged in the discovery and commercialization of products associated with osteoporosis and other collagen-related diseases. The Company believes that its lead product, the OSTEOMARK-registered trademark- test, incorporates breakthrough technology in the area of bone resorption measurement.

       Osteoporosis is a significant health problem. According to the National Osteoporosis Foundation (the 'NOF'), osteoporosis afflicts approximately 28 million people in the U.S. alone. Additionally millions of people are at risk of skeletal degradation associated with Paget's disease of bone, cancer that metastasizes to bone, hyperparathyroidism (overactivity of the parathyroid gland, characterized by a reduction of bone mass) and renal osteodystrophy. In spite of the serious human and economic consequences of these diseases (according to the NOF, the direct healthcare and indirect lost productivity costs of osteoporosis exceed $14 billion annually in the U.S. alone), medical intervention usually commences only after pain, immobility, fractures, or other symptoms have appeared. The Company expects the therapeutic market for osteoporosis will increase significantly. The Company also believes new therapeutic products are under development for osteoporosis, some of which are in late-stage clinical trials, and that the Osteomark test can be used to effectively predict a patient's response to osteoporosis therapy and monitor existing therapies and other therapies which may be developed.

       The Company is the exclusive licensee of the Osteomark technology, known clinically as the NTx assay, which is a urine test that can aid in healthcare decision-making at early menopause and beyond. The Osteomark assay is a non-invasive diagnostic test which quantitatively indicates the level of bone resorption. Individuals who are losing bone collagen at accelerated rates may progress to low bone mass, a major cause of osteoporosis. The Company believes that early identification of high levels of bone resorption allows physicians the opportunity to prescribe antiresorptive therapy in cases where prescriptions may not have been made otherwise, thereby avoiding the onset of osteoporosis. The Company also believes that the Osteomark assay aids clinicians in monitoring the effects of antiresorptive therapies in postmenopausal women, as well as in older patients who have already lost significant bone mass.

       On May 8, 1995, the Company's Osteomark assay became commercially available in the United States as a urinary assay that provides a quantitative measure of the excretion of cross-linked N-telopeptides of Type I collagen (NTx) as an indicator of human bone resorption, and in July 1996 the Company received expanded claims from the Food and Drug Administration (the 'FDA') for the assay. The 1996 claims allow that an Osteomark test measurement, if taken prior to the initiation of hormonal antiresorptive therapy, can be utilized to predict a patient's response to that therapy, in terms of its effect on bone mineral density. Additionally, the claims allow that the test can be used for therapeutic monitoring of antiresorptive therapies in postmenopausal women, as well as individuals diagnosed with osteoporosis and Paget's disease, and for therapeutic monitoring of estrogen-suppressing therapies. In March 1998 the claims were further expanded by allowing that, in addition to the 1996 claims, an Osteomark test measurement can identify the probability of a decrease in bone mineral density in postmenopausal women taking calcium supplements relative to those treated with hormonal antiresorptive therapy.

       The Company is manufacturing and marketing the Osteomark assay initially in an Enzyme-linked Immunosorbent Assay ('ELISA') microtiter plate format for testing urine samples and is in the latter stages of adapting the Osteomark assay to a serum format. The Company believes that the use of a serum NTx test provides a number of advantages to testing laboratories, including the elimination of the requirement to normalize NTx values to creatinine concentration and to ultimately perform NTx testing on random access, automated analyzers. The Company initiated clinical studies of its serum NTx test in an ELISA format in June of 1998. These studies are scheduled for completion in the third quarter of 1998.

       Worldwide promotion of the Osteomark test kits is supported by Johnson & Johnson Clinical Diagnostics, Inc. ('Johnson & Johnson'). In 1995 the Company entered into research, development, license and supply agreements with Johnson & Johnson. These agreements grant Johnson & Johnson a license to manufacture, sell and distribute certain products using Ostex's bone resorption technology. Currently, Ostex sells Johnson & Johnson the Osteomark assay in the existing microtiter plate format for distribution in the United States and certain foreign countries and Johnson & Johnson is adapting the urine assay for use with its automated analyzer. Ostex will receive royalties on Johnson & Johnson's automated analyzer sales of products incorporating licensed Ostex technology.

       Ostex has also entered into a research and development agreement and a license agreement with Mochida Pharmaceutical Co., Ltd. ('Mochida'), a Japanese pharmaceutical company, for the commercialization of the Osteomark assay in Japan. Under the research and development agreement, Mochida has an option to license the NTx serum assay upon completion of certain milestones. Under the license agreement, Ostex granted Mochida exclusive marketing and distribution rights to certain Ostex products in Japan, and Ostex sells to Mochida the critical reagents necessary for Mochida to assemble Osteomark kits. In January 1998 Mochida launched the Osteomark assay in Japan for the management of patients with hyperparathyroidism and for patients with metastatic bone tumors.

       The Company also plans to develop the Osteomark assay in other formats, including formats suitable for use in the physician's office. The Company has entered into agreements with Hologic, Inc. ('Hologic'), a worldwide leader in X-ray and ultrasound bone sonometers used to measure and/or estimate bone density to assist in the diagnosis and monitoring of osteoporosis and other bone diseases, and Metrika, Inc. ('Metrika'), a diagnostic device company, to develop physician office 'point-of-care' Osteomark assay devices.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

       The Company had revenues from product sales of $1,011,000 for the quarter ended June 30, 1998, compared to $949,000 for the quarter ended June 30, 1997. Revenue in the 1998 quarter increased 7% compared to the 1997 due to a slightly
higher  number  of Osteomark  kits  sold  to  domestic   distributors   and
laboratories and an increase in research testing services. The Company recorded approximately $16,000 of revenue from research testing services during the second quarter 1998 compared to zero in the same quarter of 1997.

       The Company's gross margin has remained constant in the quarter ended June 30, 1998, compared to the gross margin in the second quarter of 1997. In the 1998 quarter, revenue increased despite a slight decrease in average pricing levels as sales to distributors increased as a percentage of total sales over direct customers as well as a decrease in unit production for the Osteomark urine assay. Cost of products sold primarily include labor costs, material management, equipment and facility costs. In addition, the Company incurred startup costs associated with the introduction of the serum NTx assay to the production process. The gross margin is expected to continue to fluctuate depending on the volume and timing of customer orders and the production levels needed to fill customer demand.

       The Company's research and development expenditures totaled $686,000 for the quarter ended June 30, 1998, compared to $1,354,000 for the quarter ended June 30, 1997. The $668,000 decrease resulted primarily from completion of contract development payments pursuant to NTx point-of-care co-development programs during the first quarter of 1998. The Company incurred higher costs in the second quarter of 1997 while initiating these programs. The decreased research and development expenses were also attributable to the completion of clinical studies that were ongoing during the 1997 quarter. The Company's clinical study expenses during the 1997 quarter included a study for the determination of the NTx reference range in males, a study to complement physician interpretation of NTx results in postmenopausal women, and preliminary studies for the use of the Osteomark test in helping to identify bone metastases. The Company anticipates research and development expenses to increase in future quarters as it continues its clinical studies of its serum NTx test in an ELISA format.

     Selling, general and administrative expenses totaled $1,774,000 for the quarter ended June 30, 1998, compared to $1,862,000 for the period ended June 30, 1997. The decrease was due to restructuring within the administrative areas of the Company which reduced the number of personnel, the completion of litigation in connection with the arbitration against Boehringer Mannheim Diagnostics, and the resignation of certain executive management during the fourth quarter of 1997 who were not replaced. The decrease was offset by an increase in expenses associated with the promotion and advertising of the Osteomark test and higher costs associated with patent prosecution, litigation costs in connection with the Company's legal action against Osteometer A/S ('Osteometer'), and defense costs associated with litigation initiated by C.R. Bard Inc. ('Bard')(see 'Legal Proceedings' in Part II, Item 1 of this Form 10-Q). Selling, general and administrative expenses are expected to increase in future quarters as the Company implements new marketing programs to elevate physician and consumer awareness of the Osteomark test.

       Interest income totaled $202,000 for the quarter ended June 30, 1998, compared to $230,000 for the quarter ended June 30, 1997. The decrease is due to lower invested balances resulting from using cash to fund the Company's operating losses.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

       The Company recorded revenues of $1,592,000 for the six month period ended June 30, 1998, compared to $1,603,000 for the six month period ended June 30, 1997. The decreased revenues were due to lower volumes of Osteomark kits sold to research and industrial laboratories during the six months ended June 30, 1998, compared to the same period of 1997.

       Cost of products sold increased 2% as a percentage of sales for the quarter ended June 30, 1998, compared to the same quarter in 1997. The increase in cost of products sold as a percentage of sales during the first six months of 1998 compared to the same period of 1997 resulted from a lower unit production volume and a slight decrease in the average price due to an increased level of
shipments   to   distributors   over  direct customers during the 1998  period.
Additionally, costs in the 1998 period increased within manufacturing due to startup costs associated with the introduction of the NTx assay to the production process. The gross margin is expected to continue to fluctuate depending on the volume and timing of customer orders and the production levels needed to fill customer demand.

       The Company's research and development expenditures totaled $1,521,000 for the six month period ended June 30, 1998, compared to $2,432,000 for the six months ended June 30, 1997. The decrease of $911,000 was primarily due to lower expenses in connection with the Company's point-of-care programs. Reduced obligations for contract development payments for the NTx point-of-care development program in the first quarter of 1998 contributed approximately $445,000 to the decrease for the six months ended June 30, 1998, compared to the same period of 1997. The Company anticipates development to continue for a NTx point-of-care product in future quarters.

       The completion of clinical studies and the closing of a laboratory in Portland also contributed to the decrease in research and development expenses for the six months ended June 30, 1998, compared to the same period of 1997. Clinical study expenses decreased approximately $218,000 in the 1998 period compared to 1997. Included in the Company's clinical study expenses during the 1997 quarter was a study for the determination of the NTx reference range in males, a study to complement physician interpretation of NTx results in postmenopausal women, and preliminary studies for the use of the Osteomark test in helping to identify bone metastases. These studies were completed in 1997. Additionally, research and development decreased in the 1998 period because of a consolidation of research from its laboratory located in Portland, Oregon, into the Seattle laboratory in July 1997.

       Selling, general and administrative expenses totaled $4,025,000 for the six month period ended June 30, 1998, compared to $3,785,000 for the six months ended June 30, 1997. The higher expense level was due to an increase in expenses associated with the promotion and advertising of the Osteomark test and higher costs associated with patent prosecution, litigation costs in connection with the Company's legal action against Osteometer, and defense costs associated with litigation initiated by Bard (see 'Legal Proceedings' in Part II, Item 1 of this Form 10-Q) despite lower expenses from restructuring of administrative areas, the completion of certain litigation and the resignation of certain executive management. Selling, general and administrative expenses are expected to increase as the Company implements new marketing programs to elevate physician and consumer awareness of the Osteomark test.

       Interest income totaled $420,000 for the six month period ended June 30, 1998, compared to $479,000 for the same period ended June 30, 1997. The decrease is due to lower invested balances resulting from using cash to fund the Company's operating losses.


LIQUIDITY AND CAPITAL RESOURCES

       As of June 30, 1998, the Company had $14,215,000 in cash and cash equivalents and short-term investments, working capital of $14,496,000 and total shareholders' equity of $17,593,000. As a result of funding operating losses during the six months ended June 30, 1998, cash, cash equivalents and short-term investments decreased by $4,750,000, working capital decreased by $3,872,000 and shareholders equity decreased by $4,051,000. During the six month period ended June 30, 1998, the Company purchased $71,000 in property, plant and equipment and reduced notes payable by $89,000.

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

       The Company is currently in the process of evaluating its information technology infrastructure for the Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not Applicable


                          PART II -- OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS


       In June 1996, the Company filed an action in the United States District Court for the Western District of Washington against Osteometer Biotech A/S, a medical technology company based in Denmark, and Diagnostic Systems Laboratories Inc. for patent infringement of United States Patent No. 5,455,179. The Company believes Osteometer's bone resorption immunoassay incorporates technology which infringes patented Ostex technology. In September 1996, the defendants filed a response denying infringement and counterclaimed that Ostex' patent is invalid and unenforceable. By order dated July 7, 1997, the Court granted Ostex's motion to file a supplemental complaint, to add a second cause of action based upon United States Patent No. 5,641,837, which issued on June 24, 1997. On October 24, 1997, Ostex filed a second supplemental complaint to add third and fourth causes of action based upon U.S. Patent No. 5,652,112, which issued on July 29, 1997, and U.S. Patent No. 5,656,439, which issued on August 12, 1997. The lawsuit is currently scheduled for trial commencing February 23, 1999. Management intends to continue to vigorously assert its position in the lawsuit.

       On April 9, 1997, the Company was served with a lawsuit filed in the United States District Court, Central District of California by C.R. Bard, Inc. The complaint alleged that Ostex' Osteomark product infringed U.S. Patent No. 4,628,027 assigned to Bard in 1993. On April 22, 1998, the Court issued an order granting Ostex' motion for summary judgment and dismissed Bard's lawsuit with prejudice. On June 8, 1998, the Court denied Bard's motion for reconsideration. On June 29, 1998, the parties filed a joint stipulation of dismissal without prejudice of Ostex' counterclaim for declaratory judgment of invalidity and unenforceability. In that filing, Bard indicated that it was presently considering whether to appeal the Court's judgment that the `027 patent is not infringed.


ITEM 2.    CHANGES IN SECURITIES

       None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On May 18, 1998, the Company held its 1998 Annual Meeting of Shareholders (the 'Annual Meeting'), at which the following members were elected to the Board of Directors:

                                               Affirmative           Votes
                                                  Votes            Withheld
                                                  -----            --------
                  Thomas A. Bologna             11,155,024          63,631
                  Elisabeth L. Evans, M.D.      11,152,217          66,438
                  Gregory D. Phelps             11,156,074          62,581
                  John H. Trimmer               11,152,074          66,581

       The following members continued their terms on the Board of Directors:

                  Thomas J. Cable
                  David R. Eyre, Ph.D.
                  Fredric J. Feldman, Ph.D.

       The following proposals were also approved at the Annual Meeting:

                                         Affirmative   Votes     Votes
                                            Votes     Against   Withheld
                                            -----     --------  --------

    Ratification of Arthur Andersen LLP   11,134,144   38,659    45,852
    as the Company's independent
    auditors for the fiscal year ending
    December 31, 1998


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (A) EXHIBITS

       The following exhibit is filed herewith:

(1)    10.32        Development and Distribution Agreement dated June 8, 1998, with Metrika, Inc.
       27.1         Financial Data Schedule

(1) Confidential treatment requested. Exhibit omits information that has been filed separately with the Commission.


       (B) REPORTS ON FORM 8-K

       None

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             OSTEX INTERNATIONAL, INC.



 DATE:  August 12, 1998                By         /S/ JOHN M. BRENNEMAN
                                             ----------------------------------
                                                     John M. Brenneman
                                             Director of Finance and Operations
                                             (principal financial and principal
                                                    accounting officer)

                            OSTEX INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                           June 30,           December 31,
                                                             1998                1997
                                                         ---------------   --------------
                                                          (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                           $      1,851      $     2,201
     Short-term investments                                    12,364           16,764
     Trade receivables and other current assets, net            1,431            1,344
     Inventory, at cost                                           183              201
                                                         ---------------   --------------
        Total current assets                                   15,829           20,510

PROPERTY, PLANT AND EQUIPMENT, net of accumulated               2,695            2,965
     depreciation

OTHER ASSETS                                                      599              637

                                                         ===============   ==============
        Total assets                                     $     19,123      $    24,112
                                                         ===============   ==============


CURRENT LIABILITIES:
     Accounts payable and accrued expenses               $      1,333      $     2,142

NONCURRENT LIABILITIES:
     Note payable, net of current portion                         197              326
                                                         ---------------   --------------

        Total liabilities                                       1,530            2,468
                                                         ---------------   --------------


SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value, 50,000,000
        authorized; 12,696,250 and 12,696,250 issued
        and outstanding, respectively                             127              127
     Additional paid-in capital                                45,642           45,642
     Accumulated other comprehensive income - unrealized
          (loss)/gain on short-term investments                   (32)               3
     Accumulated deficit                                      (28,144)         (24,128)
                                                          ---------------  ---------------
        Total shareholders' equity                             17,593           21,644
                                                          ---------------  ---------------

        Total liabilities and shareholders' equity        $    19,123      $    24,112
                                                          ===============  ===============

                    The accompanying notes are an integral part of these condensed balance sheets.

                            OSTEX INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                                 Quarter Ended                     Year to Date
                                                      ------------------------------------   ----------------------------------
                                                          June 30,           June 30,            June 30,           June 30,
                                                            1998               1997                1998               1997
                                                      -----------------  -----------------   ---------------- -----------------
REVENUE:
    Product sales and research testing services       $      1,011       $        949        $     1,592      $      1,603
                                                      -----------------  -----------------   ---------------- -----------------
        Total revenues                                       1,011                949              1,592             1,603

OPERATING EXPENSES:
    Cost of products sold                                      263                261                452               412
    Research and development                                   686              1,354              1,521             2,432
    Selling, general and administrative                      1,774              1,862              4,025             3,785
                                                      -----------------  -----------------   ---------------- -----------------
        Total operating expenses                             2,723              3,477              5,998             6,629

                                                      -----------------  -----------------   ---------------- -----------------
        Loss from operations                                (1,712)            (2,528)            (4,406)           (5,026)

OTHER INCOME (EXPENSE):
    Interest income                                            202                230                420               479
    Interest expense                                           (15)               (19)               (30)              (39)

                                                      -----------------  -----------------   ---------------- -----------------
        Net loss                                      $     (1,525)      $     (2,317)       $    (4,016)     $     (4,586)
                                                      =================  =================   ================ =================


Basic and diluted net loss per common and
    common equivalent share                           $      (0.12)      $      (0.18)       $     (0.32)     $      (0.37)
        Shares used in calculation                          12,696             12,557             12,696            12,502



                       The accompanying notes are an integral part of these condensed financial statements.

                            OSTEX INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                        Year to Date
                                                         --------------------------------------------
                                                             June 30,               June 30,
                                                               1998                   1997
                                                         ---------------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES                     $    (4,555)           $    (5,000)
                                                         ---------------------  ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments                     (29,809)                (3,592)
     Proceeds from sales of short-term investments            34,174                  8,791
     Purchase of property, plant and equipment                   (71)                  (763)
                                                         ---------------------  ---------------------
            Net cash provided by investing activities          4,294                  4,436
                                                         ---------------------  ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of common stock options                0                    118
     Payments on note payable                                    (89)                   (79)
                                                         ---------------------  ---------------------

            Net cash provided by financing activities            (89)                    39
                                                         ---------------------  ---------------------

NET INCREASE IN CASH AND CASH
     EQUIVALENTS                                                (350)                  (525)

CASH AND CASH EQUIVALENTS, beginning of period                 2,201                  1,289

                                                         ---------------------  ---------------------

CASH AND CASH EQUIVALENTS, end of period                 $     1,851            $       764
                                                         =====================  =====================


                   The  accompanying   notes  are  an  integral  part  of  these
condensed financial statements.

                            OSTEX INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited condensed financial statements include the accounts of Ostex International, Inc. (a Washington corporation) (the 'Company'). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim periods, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1997.


NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

The Company adopted SFAS No. 128, 'Earnings per Share,' effective December 15, 1997. Basic net loss per share is the net loss divided by the average number of shares outstanding during the year. Diluted net loss per share is calculated as the net loss divided by the sum of the average number of shares outstanding during the year plus the net additional shares that would have been issued had all dilutive options been exercised, less shares that would be repurchased with the proceeds from such exercise (Treasury Stock Method). During all years presented, the effect of including outstanding options is antidilutive, therefore, no options are considered in the calculation of diluted net loss per share. There is no difference between the previously reported net loss per share and the basic and diluted net loss per share.


2.  CONTINGENCIES

LEGAL PROCEEDINGS

Refer to Part II, Item 1 of this Form 10-Q.


3.  NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted SFAS No. 130, 'Reporting Comprehensive Income', which establishes standards for reporting and disclosure of comprehensive income. The components of comprehensive income for the six months ended June 30, 1998 and June 30, 1997, are as follows (in thousands) :

                                              June 30,          June 30,
                                                1998              1997
                                            ------------      ------------
         Net loss                           $  (4,016)        $  (4,586)
         Unrealized gain/(loss)
           on short-term investments              (35)             (105)
                                            ------------      ------------
         Total comprehensive loss           $  (4,051)        $  (4,691)
                                            ============      ============