Form 10-Q
period 1998-09-30
OSTEX INTERNATIONAL INC /WA/
filed 1998-11-12
CIK 932631

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                             -------------------------

                                     FORM 10-Q
       PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       /X/                     QUARTERLY REPORT
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                      -- or --
       / /                     TRANSITION REPORT
                   FOR THE TRANSITION PERIOD FROM       TO
                                                 -----   -----


                             -------------------------

                             OSTEX INTERNATIONAL, INC.
                   NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER



                                      0-25250
                               COMMISSION FILE NUMBER

             STATE OF WASHINGTON                           91-1450247
       STATE OR OTHER JURISDICTION OF                    I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION                  IDENTIFICATION NUMBER



           2203 AIRPORT WAY SOUTH, SUITE 400, SEATTLE, WASHINGTON  98134
                                    206-292-8082
            ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES

                                       [N/A]
        FORMER NAME, ADDRESS AND  FISCAL YEAR, IF CHANGED SINCE LAST REPORT

                             -------------------------


     Indicate by checkmark whether the registrant (1) has filed all     Yes [X]
reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such        No  [ ]
shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.



     THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF OCTOBER 22, 1998 WAS 12,696,250.

                             -------------------------

                             OSTEX INTERNATIONAL, INC.


                                 INDEX TO FORM 10-Q

                           PART I - FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----
ITEM 1 - FINANCIAL STATEMENTS

     Condensed Balance Sheets....................................          F-1

     Condensed Statements of Operations..........................          F-2

     Condensed Statements of Cash Flow...........................          F-3

     Notes to Condensed Financial Statements ....................          F-4

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........          2

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK......................................          6

                            PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.......................................          6

ITEM 2 - CHANGES IN SECURITIES...................................          6

ITEM 3 - EXHIBITS AND REPORTS ON FORM 8-K........................          7

                          PART I -- FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     Attached hereto are Ostex International, Inc.'s (the "Company's or
Ostex' ") unaudited condensed balance sheet as of September 30, 1998, and audited condensed balance sheet as of December 31, 1997, the unaudited condensed statements of operations for the quarters ended September 30, 1998 and 1997, and for the nine months ended September 30, 1998 and 1997, and the statements of cash flow for the nine months ended September 30, 1998 and 1997. Notes follow the unaudited financial statements and are an integral part thereof.


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

     The Company is manufacturing and marketing the Osteomark assay initially in an Enzyme-linked Immunosorbent Assay ("ELISA") microtiter plate format for testing urine samples and has successfully completed clinical trials of a version of Osteomark to measure NTx in serum. These studies were submitted to the FDA in September 1998. The Company believes that the use of a serum NTx test provides a number of advantages to testing laboratories, including the elimination of the requirement to normalize NTx values to creatinine concentration as well as allowing testing of NTx in serum specimens that may have been collected by the physician for testing other analytes such as cholesterol levels, etc.

     Worldwide promotion of the Osteomark test kits is supported by Johnson & Johnson Clinical Diagnostics, Inc. ("Johnson & Johnson"). In 1995 the Company entered into research, development, license and supply agreements with Johnson & Johnson. These agreements grant Johnson & Johnson a license to manufacture, sell and distribute certain products using Ostex' bone resorption technology. Currently, Ostex sells Johnson & Johnson the Osteomark assay in the existing microtiter plate format for distribution in the United States and certain foreign countries and Johnson & Johnson is adapting the urine assay for use with its automated analyzer. Ostex will receive royalties on Johnson & Johnson's automated analyzer sales of products incorporating licensed Ostex technology.

     Ostex has also entered into a research and development agreement and a license agreement with Mochida Pharmaceutical Co., Ltd. ("Mochida"), a Japanese pharmaceutical company, for the commercialization of the Osteomark assay in Japan. Under the research and development agreement, Mochida has an option to license the NTx serum assay upon completion of certain milestones. Under the license agreement, Ostex granted Mochida exclusive marketing and distribution rights to certain Ostex products in Japan, and Ostex sells to Mochida the critical reagents necessary for Mochida to manufacture Osteomark kits. In January 1998 Mochida launched the Osteomark assay in Japan for the management of patients with hyperparathyroidism and for patients with metastatic bone tumors.

     The Company also plans to develop the Osteomark assay in other formats, including formats suitable for use in the physician's office. The Company has entered into an agreement with Metrika, Inc. ("Metrika"), a diagnostic device company, to develop physician office "point-of-care" Osteomark assay devices. In June 1998 the Company entered into a new agreement with Metrika whereby the Company has worldwide marketing and sales rights to the Metrika device for use with bone resorption testing for all fields of use. In August 1998 the Company formally concluded its "point-of-care" device co-development agreement with Hologic, Inc. and has opted to concentrate its "point-of-care" and "over-the-counter" co-development efforts on its relationship with Metrika.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

     Total revenues were $623,000 for the quarter ended September 30, 1998, compared to $1,505,000 for the quarter ended September 30, 1997. Product sales were $623,000 during the three month period ended September 30, 1998, compared to $1,055,000 for the same period in 1997. The 41% decrease in product sales was due to lower volumes of Osteomark kits being sold to Johnson & Johnson and national reference laboratories during the 1998 quarter compared to the same period of 1997. License and research and development fees were zero during the three month period ended September 30, 1998, compared to $450,000 during the same period in 1997. The $450,000 reduction in fees collected under license and research and development agreements with Mochida was expected and is due to attainment of scheduled milestones. The Company does not expect to receive any further milestone payments under the license agreement with Mochida and future payments of up to $750,000 under the research and development agreement are contingent upon Mochida's decision to exercise its option to license the NTx serum assay and achievement of certain serum assay development milestones.

     The Company's gross margin on product sales was 65% for the quarter ended September 30, 1998, compared to 78% for the quarter ended September 30, 1997. The 13% decrease was due primarily to an increase in unit manufacturing costs resulting from decreased production volume spreading fixed manufacturing costs over a lower base of units produced during the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997. The gross margin is expected to continue to fluctuate depending on the volume and timing of customer orders and the production levels needed to fill customer demand.

     The Company's research and development expenditures totaled $661,000 for the quarter ended September 30, 1998, compared to $1,090,000 for the quarter ended September 30, 1997. The $429,000 decrease resulted primarily from completion of contract development payments pursuant to NTx assay point-of-care co-development programs during the first quarter of 1998. The decreased research and development expenses were also attributable to the completion of clinical studies that were ongoing during the 1997 quarter. The Company's clinical study expenses during the 1997 quarter included a study for the determination of the NTx reference range in males, a study to complement physician interpretation of NTx results in postmenopausal women, and preliminary studies for the use of the Osteomark test in helping to identify bone metastases. The Company anticipates research and development expenses to increase in future quarters as a result of continued clinical studies and other costs associated with the introduction of its NTx serum test.

     Selling, general and administrative expenses totaled $1,759,000 for the quarter ended September 30, 1998, compared to $1,903,000 for the period ended September 30, 1997. The decrease was due to previous restructuring within the administrative areas of the Company which reduced the number of personnel, the resignation of certain executive management during the fourth quarter of 1997 who were not replaced, the completion of litigation in connection with the arbitration against Boehringer Mannheim Diagnostics, resolution of the C.R. Bard, Inc. case, and reduced activity associated with the Company's legal action against Osteometer Biotech A/S (see "Legal Proceedings" in Part II, Item 1 of this Form 10-Q). The decrease was offset by an increase in expenses associated with the promotion and advertising of the Osteomark test. Specifically, physician, clinical laboratory, and managed care advertising campaigns were initiated in September 1998.

     Interest income totaled $184,000 for the quarter ended September 30, 1998, compared to $196,000 for the quarter ended September 30, 1997. The decrease is due to lower invested balances resulting from using cash to fund the Company's operating losses.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997


     The Company recorded revenues of $2,215,000 for the nine month period ended September 30, 1998, compared to $3,108,000 for the nine month period ended September 30, 1997. Product sales were $2,215,000 during the nine month period ended September 30, 1998, compared to $2,658,000 for the same period in 1997. The 17% decrease in product sales was due to lower volumes of Osteomark kits being sold to Johnson & Johnson, national reference laboratories, and research laboratories during the nine months ended September 30, 1998, compared to the same period of 1997. License and research and development fees were zero during the nine month period ended September 30, 1998, compared to $450,000 during the same period in 1997. The $450,000 reduction in fees collected under license and research and development agreements with Mochida was expected and is due to attainment of scheduled milestones. The Company does not expect to receive any further milestone payments under the license agreement with Mochida and future payments of up to $750,000 under the research and development agreement are contingent upon Mochida's decision to exercise its option to license the NTx serum assay and achievement of certain serum assay development milestones.

     The Company's gross margin on product sales was 70% for the nine month period ended September 30, 1998, compared to 76% for the nine month period ended September 30, 1997. The 6% decrease was due primarily to an increase in unit manufacturing costs resulting from decreased production volume spreading fixed manufacturing costs over a lower base of units produced during the nine month period ended September 30, 1998, compared to the nine month period ended September 30, 1997. Additionally, costs in the 1998 period increased within manufacturing due to startup costs associated with the introduction of the NTx serum assay to the production process. The gross margin is expected to continue to fluctuate depending on the volume and timing of customer orders and the production levels needed to fill customer demand.

     The Company's research and development expenditures totaled $2,182,000 for the nine month period ended September 30, 1998, compared to $3,522,000 for the nine months ended September 30, 1997. The decrease of $1,340,000 was primarily due to lower expenses in connection with the Company's point-of-care programs. Reduced obligations for contract development payments for the NTx point-of-care development program in 1998 contributed approximately $691,000 to the decrease for the nine months ended September 30, 1998, compared to the same period in 1997. The Company anticipates increased research and development expenses as a result of continued clinical studies and other costs associated with the introduction of its NTx serum assay.

     The completion of clinical studies and the closing of a laboratory in Portland also contributed to the decrease in research and development expenses for the nine months ended September 30, 1998, compared to the same period in 1997. Clinical study expenses decreased approximately $314,000 in the 1998 period compared to 1997. Included in the Company's clinical study expenses during the 1997 quarter was a study for the determination of the NTx reference range in males, a study to complement physician interpretation of NTx results in postmenopausal women, and preliminary studies for the use of the Osteomark test in helping to identify bone metastases. These studies were completed in 1997. Additionally, research and development decreased approximately $152,000 in the 1998 period because of a consolidation of research from the Company's laboratory located in Portland, Oregon, into the Seattle laboratory in July 1997.

     Selling, general and administrative expenses totaled $5,784,000 for the nine month period ended September 30, 1998, compared to $5,688,000 for the nine months ended September 30, 1997. The approximately $96,000 increase in expenses was due to an increase in expenses associated with the promotion and advertising of the Osteomark test. This increase was offset by lower legal costs resulting from the completion of litigation in connection with the arbitration against Boehringer Mannheim Diagnostics, resolution of the C.R. Bard, Inc. case, and reduced activity associated with the Company's legal action against Osteometer Biotech A/S (see "Legal Proceedings" in Part II, Item 1 of this Form 10-Q) as well as reduced expenses resulting from a prior restructuring within the administrative areas of the Company which reduced the number of personnel and the resignation of certain executive management during the fourth quarter of 1997 who were not replaced.

     Interest income totaled $604,000 for the nine month period ended September 30, 1998, compared to $675,000 for the same period ended September 30, 1997. The decrease is due to lower invested balances resulting from using cash to fund the Company's operating losses.


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had $12,943,000 in cash and cash equivalents and short-term investments, working capital of $12,780,000 and total shareholders' equity of $15,735,000. As a result of funding operating losses during the nine months ended September 30, 1998, cash, cash equivalents and short-term investments decreased by $6,022,000, working capital decreased by $5,588,000 and shareholders equity decreased by $5,909,000. During the nine month period ended September 30, 1998, the Company purchased $92,000 in property, plant and equipment and reduced notes payable by $136,000.

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

     The Company is currently in the process of evaluating its information technology infrastructure for the Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company is presently in the process of certifying the Year 2000 compliance status of its suppliers. The Company does not currently have any information concerning the Year 2000 compliance status of its customers. However, the Company does fall into the Year 2000 compliance audit of many of its customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable


                            PART II -- OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


     In June 1996, the Company filed an action in the United States District Court for the Western District of Washington against Osteometer Biotech A/S ("Osteometer"), a medical technology company based in Denmark, and Diagnostic Systems Laboratories Inc. for patent infringement of United States Patent No. 5,455,179. The Company believes Osteometer's bone resorption immunoassay incorporates technology which infringes patented Ostex technology. In September 1996, the defendants filed a response denying infringement and counterclaimed that Ostex' patent is invalid and unenforceable. By order dated July 7, 1997, the Court granted Ostex' motion to file a supplemental complaint, to add a second cause of action based upon United States Patent No. 5,641,837, which issued on September 24, 1997. On October 24, 1997, Ostex filed a second supplemental complaint to add third and fourth causes of action based upon U.S. Patent No. 5,652,112, which issued on July 29, 1997, and U.S. Patent No. 5,656,439, which issued on August 12, 1997. The lawsuit is currently scheduled for trial commencing August 24, 1999. Management intends to continue to vigorously assert its position in the lawsuit.

     On April 9, 1997, the Company was served with a lawsuit filed in the United States District Court, Central District of California by C.R. Bard, Inc. ("Bard"). The complaint alleged that Ostex' Osteomark product infringed U.S. Patent No. 4,628,027 assigned to Bard in 1993. On April 22, 1998, the Court issued an order granting Ostex' motion for summary judgment and dismissed Bard's lawsuit with prejudice. Bard did not appeal this decision.


ITEM 2.   CHANGES IN SECURITIES

     None



ITEM 3.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

     27.1      Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

     None

                                     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        OSTEX INTERNATIONAL, INC.



     DATE:  November 16, 1998           By       /S/ JOHN M. BRENNEMAN
                                          ----------------------------------
                                                   John M. Brenneman
                                          Director of Finance and Operations
                                               (principal financial and
                                             principal accounting officer)

                             OSTEX INTERNATIONAL, INC.

                              CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                             September 30,        December 31,
                                                                 1998                 1997
                                                            ----------------    ----------------
                                                              (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                 $        3,147      $        2,201
   Short-term investments                                             9,796              16,764
   Trade receivables and other current assets, net                      816               1,344
   Inventory, at cost                                                   225                 201
                                                            ----------------    ----------------
      Total current assets                                           13,984              20,510

PROPERTY, PLANT AND EQUIPMENT, net of accumulated                     2,544               2,965
   depreciation

OTHER ASSETS                                                            599                 637

                                                            ----------------    ----------------
      Total assets                                           $       17,127      $       24,112
                                                            ----------------    ----------------
                                                            ----------------    ----------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                     $        1,204      $        2,142

NONCURRENT LIABILITIES:
   Note payable, net of current portion                                 188                 326
                                                            ----------------    ----------------

      Total liabilities                                               1,392               2,468
                                                            ----------------    ----------------

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 50,000,000
      authorized; 12,696,250 and 12,696,250 issued
      and outstanding, respectively                                     127                 127
   Additional paid-in capital                                        45,642              45,642
   Accumulated other comprehensive income - unrealized
      (loss)/gain on short-term investments                             (48)                  3
   Accumulated deficit                                              (29,986)            (24,128)
                                                            ----------------    ----------------
      Total shareholders' equity                                     15,735              21,644
                                                            ----------------    ----------------

      Total liabilities and shareholders' equity             $       17,127      $       24,112
                                                            ----------------    ----------------
                                                            ----------------    ----------------


 The accompanying notes are an integral part of these condensed balance sheets.

                             OSTEX INTERNATIONAL, INC.

                         CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)


                                                                 Quarter Ended                  Year to Date
                                                         ----------------------------- -----------------------------
                                                          September 30,  September 30,  September 30,  September 30,
                                                              1998           1997           1998           1997
                                                         -------------- -------------- -------------- --------------
REVENUE:
   Product sales                                          $        623   $      1,055   $      2,215   $      2,658
   License and research and development fees              $        -     $        450   $        -     $        450
                                                         -------------- -------------- -------------- --------------
      Total revenues                                               623          1,505          2,215          3,108

OPERATING EXPENSES:
   Cost of products sold                                           217            228            669            640
   Research and development                                        661          1,090          2,182          3,522
   Selling, general and administrative                           1,759          1,903          5,784          5,688
                                                         -------------- -------------- -------------- --------------
      Total operating expenses                                   2,637          3,221          8,635          9,850

                                                         -------------- -------------- -------------- --------------
      Loss from operations                                      (2,014)        (1,716)        (6,420)        (6,742)

OTHER INCOME (EXPENSE):
   Interest income                                                 184            196            604            675
   Interest expense                                                (13)           (18)           (43)           (57)

                                                         -------------- -------------- -------------- --------------
      Net loss                                            $     (1,843)  $     (1,538)  $     (5,859)  $     (6,124)
                                                         -------------- -------------- -------------- --------------
                                                         -------------- -------------- -------------- --------------

Basic and diluted net loss per common and
   common equivalent share                                $      (0.15)  $      (0.12)  $      (0.46)  $      (0.49)
      Shares used in calculation                                12,696         12,635         12,696         12,547




      The accompanying notes are an integral part of these condensed financial statements.

                             OSTEX INTERNATIONAL, INC.

                         CONDENSED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)


                                                                  Year to Date
                                                      -------------------------------------
                                                        September 30,       September 30,
                                                            1998                1997
                                                      -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES                   $        (5,732)    $        (5,872)
                                                      -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                         (31,606)             (3,592)
   Proceeds from sales of short-term investments                38,512              11,206
   Purchase of property, plant and equipment                       (92)             (1,093)
                                                      -----------------   -----------------
         Net cash provided by investing activities               6,814               6,521
                                                      -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of common stock options                    0                 124
   Proceeds from borrowings on note payable                          0                   0
   Payments on note payable                                       (136)               (121)
                                                      -----------------   -----------------
         Net cash provided by financing activities                (136)                  3
                                                      -----------------   -----------------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                     946                 652

CASH AND CASH EQUIVALENTS, beginning of period                   2,201               1,289

                                                      -----------------   -----------------
CASH AND CASH EQUIVALENTS, end of period               $         3,147     $         1,941
                                                      -----------------   -----------------
                                                      -----------------   -----------------



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


NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

The Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. Basic net loss per share is the net loss divided by the average number of shares outstanding during the year. Diluted net loss per share is calculated as the net loss divided by the sum of the average number of shares outstanding during the year plus the net additional shares that would have been issued had all dilutive options been exercised, less shares that would be repurchased with the proceeds from such exercise (Treasury Stock Method). During all periods presented, the effect of including outstanding options is antidilutive, therefore, no options are considered in the calculation of diluted net loss per share. There is no difference between the previously reported net loss per share and the basic and diluted net loss per share.


2.  CONTINGENCIES

LEGAL PROCEEDINGS

Refer to Part II, Item 1 of this Form 10-Q.


3.  COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and disclosure of comprehensive income. The components of comprehensive income for the nine months ended September 30, 1998 and September 30, 1997, are as follows (in thousands) :

                                      September 30,    September 30,
                                          1998             1997
                                       ----------       ----------
     Net loss                          $  (5,859)       $  (6,124)
     Unrealized gain/(loss)
       on short-term investments             (51)             (89)
                                       ----------       ----------
     Total comprehensive loss          $  (5,910)       $  (6,213)
                                       ----------       ----------
                                       ----------       ----------