Form 10-K405
period 1998-12-31
OSTEX INTERNATIONAL INC /WA/
filed 1999-03-31
CIK 932631

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       or

  / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES
                               EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                                    0-25250
                             COMMISSION FILE NUMBER
                         ------------------------------

                           OSTEX INTERNATIONAL, INC.

              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

             STATE OF WASHINGTON                                91-1450247
---------------------------------------------  ---------------------------------------------
STATE OR OTHER JURISDICTION OF INCORPORATION       I.R.S. EMPLOYER IDENTIFICATION NUMBER
                OR ORGANIZATION

          2203 AIRPORT WAY SOUTH, SUITE 400, SEATTLE, WASHINGTON 98134
                                  206-292-8082
          ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES
                         ------------------------------

 Securities registered pursuant to    Securities registered pursuant to Section
           Section 12(g)                                12(b)
            of the Act:                              of the Act:
 (none)             (none)                  COMMON STOCK, $.01 PAR VALUE
TITLE OF    EACH EXCHANGE ON WHICH                 TITLE OF CLASS
  CLASS           REGISTERED

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports        YES [X]
required to be filed by Section 13 or 15(d) of the Securities Exchange Act of      NO [ ]
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item     [X]
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.

                            ------------------------

    The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $13,775,000 on March 19, 1999, based on the per-share closing price of $1.38 on the Nasdaq National Market.

   The number of shares of Common Stock outstanding as of March 22, 1999 was
                                  12,542,500.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 is incorporated by reference into Part I, Part II and Part III of this Form 10-K.

(2) Portions of the Registrant's Proxy Statement for the Registrant's Annual Shareholders Meeting to be held Thursday, June 3, 1999, to be filed pursuant to Regulation 14A is incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           OSTEX INTERNATIONAL, INC.
                               INDEX TO FORM 10-K

                                                                                                                PAGE
                                                                                                                -----
                                                         PART I

ITEM 1        BUSINESS.....................................................................................           2
ITEM 1A       RISK FACTORS.................................................................................           5
ITEM 1B       EXECUTIVE OFFICERS OF THE REGISTRANT.........................................................           9
ITEM 2        PROPERTIES...................................................................................          10
ITEM 3        LEGAL PROCEEDINGS............................................................................          10
ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................          10

                                                        PART II

ITEM 5        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS........................          11
ITEM 6        SELECTED FINANCIAL DATA......................................................................          11
ITEM 7        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........          11
ITEM 7A       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................          11
ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................          11
ITEM 9        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.........          11

                                                        PART III

ITEM 10       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................................          12
ITEM 11       EXECUTIVE COMPENSATION.......................................................................          12
ITEM 12       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................          12
ITEM 13       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................          12

                                                        PART IV

ITEM 14       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.............................          13
SIGNATURES.................................................................................................          16

    For the purpose of this Form 10-K, the following capitalized terms shall have the following meanings:

    "Company" or "Ostex" shall mean Ostex International, Inc., a Washington corporation;

    "Annual Report to Shareholders" shall mean the annual report to shareholders of Ostex International, Inc. for the year ended December 31, 1998; and

    "Proxy Statement" shall mean the proxy statement for the 1998 shareholders meeting of Ostex International, Inc. to be held Thursday, June 3, 1999, to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A.

                            ------------------------

                                     PART I

    When used in this report and in the Company's Annual Report to Shareholders (which discussion has been incorporated herein by reference), the words "believes," "intends, "anticipates," "plans to" and "expects" and similar expressions are intended to qualify as forward-looking statements. Such statements are subject to certain risks and uncertainties and there are a number of important factors that could cause actual results to differ materially from those projected. These factors include, among others, the factors described under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Factors that May Affect Operating Results" in the Company's Annual Report to Shareholders and the risk factors included herein. Readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

    Ostex was incorporated in the State of Washington in 1989. The Company is engaged in the discovery and commercialization of products associated with osteoporosis and other collagen-related diseases. The Company believes that its lead product, the OSTEOMARK-Registered Trademark- test, incorporates breakthrough and patented technology in the area of bone resorption measurement. Ostex has formed collaborative relationships with leading diagnostic and pharmaceutical companies to aid in the commercialization of Osteomark. As of December 31, 1998, the Company had 35 employees.

    Osteoporosis is a significant health problem. According to the National Osteoporosis Foundation (the "NOF"), osteoporosis afflicts approximately 30 million people in the U.S. alone. Additionally millions of people are at risk of skeletal degradation associated with Paget's disease of bone, cancer that metastasizes to bone, hyperparathyroidism (overactivity of the parathyroid gland, characterized by a reduction of bone mass) and renal osteodystrophy. In spite of the serious human and economic consequences of these diseases (according to the NOF, the direct healthcare and indirect lost productivity costs of osteoporosis exceed $10 billion annually in the U.S. alone), medical intervention usually commences only after pain, immobility, fractures, or other symptoms have appeared. The Company expects the osteoporosis therapeutic market will increase significantly. The Company also believes new therapeutic products are under development for osteoporosis, some of which are in late-stage clinical trials, and that the Osteomark test can be used to effectively predict a patient's response to osteoporosis therapy and monitor existing therapies and other therapies which may be developed.

    The Company is the exclusive licensee of the Osteomark technology, known clinically as the NTx test, which is available in urine and serum formats that can aid in healthcare decision-making at early menopause and beyond. The Osteomark test is a non-invasive diagnostic test which quantitatively indicates the level of bone resorption. Individuals who are losing bone collagen at accelerated rates may indicate a condition which typically results in osteoporosis. The Company believes that early identification of high levels of bone resorption provides the opportunity to predict skeletal response (bone mineral density) to hormonal antiresorptive and other osteoporosis therapies in postmenopausal women and helps prevent the onset of osteoporosis. The Company also believes that the Osteomark test aids clinicians in monitoring the effects of antiresorptive therapies in postmenopausal women, as well as in older patients who have already lost significant bone mass.

    On May 8, 1995, the Company's Osteomark test became commercially available in the United States as a urinary test that provides a quantitative measure of the excretion of cross-linked N-telopeptides of Type I collagen (NTx) as an indicator of human bone resorption, and in July 1996 the Company received expanded claims from the Food and Drug Administration (the "FDA") for the test. The 1996 claims allow that an Osteomark test measurement, if taken prior to the initiation of hormonal antiresorptive therapy, can be utilized to predict a patient's response to that therapy, in terms of its effect on bone mineral density. Additionally, the claims allow that the test can be used for therapeutic monitoring of antiresorptive therapies in postmenopausal women, as well as individuals diagnosed with osteoporosis and Paget's disease, and for therapeutic monitoring of estrogen-suppressing therapies. In March 1998, the claims were further expanded by allowing that, in addition to the 1996 claims, an Osteomark test measurement can identify the probability for a decrease in bone mineral density in postmenopausal women taking calcium supplements relative to those treated with hormonal antiresorptive therapy. The Company is manufacturing and marketing the Osteomark test in an Enzyme-linked Immunosorbent Assay ("ELISA") format for testing urine or serum samples.

    In February 1999, the Company received clearance to market Osteomark NTx Serum. Osteomark NTx Serum is the first and only commercially available test in the United States that measures specific bone breakdown by osteoclasts using a blood sample. The Company believes that the use of a serum NTx test provides a number of advantages to testing laboratories, including the elimination of the requirement to normalize NTx values to creatinine concentration.

    Worldwide promotion of the Osteomark urine test kits is also supported by Johnson & Johnson Clinical Diagnostics, Inc. ("Johnson & Johnson"). In 1995 the Company entered into research, development, license and supply agreements with Johnson & Johnson. These agreements grant Johnson & Johnson a license to manufacture, sell and distribute certain products using Ostex's bone resorption technology. Currently, Johnson & Johnson distributes in the United States and certain foreign countries the Osteomark test in the existing microtiter plate format and is adapting the urine test for use with its automated analyzer. Ostex will receive royalties on Johnson & Johnson's sales of products incorporating the Ostex technology.

    Under the Johnson & Johnson license agreement, the Company has the right to license its technology for use on automated instruments to one other company in addition to Johnson & Johnson. The Company is currently evaluating other potential collaborators to adapt the Osteomark test to other high-speed automated instruments.

    In the year ended December 31, 1998, the Company's largest customer, Johnson & Johnson, accounted for approximately 16% of the Company's product sales. The termination of the Company's relationship with Johnson & Johnson could have a material adverse effect on the Company's results of operations. See "Risk Factors--Reliance on Collaborative Agreements and Certain Relationships".

    In 1992, Ostex entered into a research and development agreement and a license agreement with Mochida Pharmaceutical Co., Ltd. ("Mochida"), a Japanese pharmaceutical company, for the commercialization of the Osteomark test in Japan. Under the research and development agreement, Mochida has an option to license the NTx serum test and has paid Ostex $3,350,000 in development fees to date. Future payments of $750,000 under the agreement are contingent upon Mochida's decision to exercise its option. Under the license agreement, Ostex granted Mochida exclusive marketing and distribution rights to certain Ostex products in Japan. Since 1992, Mochida has paid Ostex $2,500,000 in licensing fees for the Osteomark test. In January 1998, Mochida launched the Osteomark test in Japan for the management of patients with hyperparathyroidism and for patients with metastatic bone tumors. Ostex sells Mochida the critical reagents to be assembled into finished products in Japan by Mochida.

    The Company also plans to develop the Osteomark test in other formats, including formats suitable for use in the physician's office. The Company has an agreement with Metrika, Inc. ("Metrika"), a diagnostic device company, to develop a physician's office "point-of-care" Osteomark test device. The Company and Metrika are developing this fully disposable point-of-care NTx test as an indicator of bone resorption that computes NTx values and displays them digitally.

    OSTEOMARK and OSTEX are registered United States ("U.S.") trademarks of the Company. The Company has also registered its OSTEOMARK trademark in 46 other countries. Additional trademark applications are pending.

    The Company's collagen breakdown test technology is covered by 20 U. S. patents, 3 European patents, 3 Japanese patents, and patents in Australia, Canada, Ireland, Spain, Hong Kong, and Singapore. Two of the European patents and one of the Japanese patents are in opposition proceedings. Additional patent applications are pending. See "Risk Factors--Dependence on Licensed Patents and Proprietary Rights".

    The Company's research and development expenditures, all of which were funded by the Company, totaled $2,901,000, $4,470,000, and $3,163,000, in 1998,
1997 and 1996, respectively.

    The Company's foreign product sales, all to non-affiliates, totaled $517,000, $652,000, and $370,000, in 1998, 1997 and 1996, respectively. Foreign sales were primarily to Europe, Canada and South America.

    The Company's international business is subject to risks of currency fluctuations, governmental actions and other governmental proceedings abroad. The Company does not regard these risks as a deterrent to further expansions of its operations abroad. However, the Company closely reviews its methods of operations and adopts strategies responsive to changing economic and political conditions.

    The Company is developing an assay for Type II collagen degradation. Type II collagen is a primary constituent of joint cartilage. Osteoarthritis, a degenerative disease of joint cartilage, affects over 15 million people in the United States alone. The disease first appears in a limited number of joints. The first symptom, joint pain, occurs after substantial cartilage damage has taken place. Eventually, pain and tenderness increase and the joint motion becomes diminished. The Ostex Type II collagen degradation test under development has been designed to allow reliable monitoring of joint cartilage changes for validating the effectiveness of drugs under development and for identifying patients with early-stage disease. In addition, similar to the Osteomark test used in connection with osteoporosis, the Company believes that the Type II collagen degradation test will aid in the clinical management of osteoarthritis patients by monitoring the effectiveness of therapy.

    Ostex is investigating the use of its NTx test in cancer patient management. Independent researchers have shown that the level of bone resorption increases significantly when cancer metastasizes to bone. A patient's NTx level may be useful to identify cancer patients with elevated bone turnover who might warrant a bone scan to detect metastatic bone disease.

    Ostex is also in the early stages of developing an assay for measuring Type III collagen degradation. Type III collagen is a significant constituent of blood vessels such as coronary arteries. Measuring degradation of this type of collagen may be useful in identifying cardiovascular disease.

ITEM 1A. RISK FACTORS

UNCERTAINTY OF MARKET ACCEPTANCE

    The Company's lead product, the Osteomark test, became commercially available in May 1995 in the U.S. and sales have not been significant enough to generate net income. There can be no assurance that the Company's Osteomark test or any of its other products will gain acceptance from the medical community, clinical or hospital laboratories, physicians or patients as readily as other forms of diagnosis or any newly developed diagnostic. There can be no assurance that the Company will be able to develop significant market share for its products, or any market share at all. Inability of the Company to achieve market acceptance for its products would have a material adverse effect on the Company's business, financial condition and results of operation.

DEPENDENCE ON CORE TECHNOLOGY; UNCERTAINTY OF ADAPTATION TO DIFFERENT FORMATS

    The Company currently relies exclusively upon its core technology for the development of diagnostic products associated with osteoporosis and other collagen-related diseases. There can be no assurance that competitors of the Company will not be successful in developing new or more efficient or cost-effective diagnostics that are more readily accepted than the Company's products. The Company is in the process of undertaking ongoing and additional research and development to adapt its core technology to different formats, instruments and other delivery platforms that currently exist or may be developed. In particular, additional research and development will be required to adapt its core technology to high-speed, high-volume automated instruments typically used in large clinical laboratories or companies through which the Company may seek to expand the market for its products. There can be no assurance that the Company will be successful in adapting and further developing its core technology to meet such needs. The Company is developing physician office adaptations of its core technology. There can be no assurance that the Company or its development partner will either successfully develop or obtain required regulatory approval for a cost-effective instrument for physician office use. In addition, technological changes or medical advancements could diminish or eliminate the commercial viability of the Osteomark test or future products based upon the Company's core technology. The failure to adapt the Company's core technology to different formats, instruments and other delivery platforms, or otherwise to commercialize such core technology, would have a material adverse effect on the Company's business, financial condition and results of operation.

RELIANCE ON COLLABORATIVE AGREEMENTS AND CERTAIN RELATIONSHIPS

    The Company has entered into collaborative or co-promotional agreements with several partners, including, among others, Johnson & Johnson, Mochida and Wyeth-Ayerst Laboratories, and intends to appoint a second international distributor for its automated instrument application. The level of each partner's involvement and support and the amount and timing of resources that these collaborators devote to these activities are not within the control of the Company and can significantly impact the Company's ability to achieve its objectives. There can be no assurance that these collaborators will perform their contractual obligations as expected or that the Company will derive any additional revenue from such arrangements. Moreover, the agreements may be terminated under certain circumstances. The Company expects to rely on these and additional agreements to develop and commercialize its future products. There can be no assurance that the Company will be able to negotiate acceptable collaborative agreements in the future or that such new agreements or existing agreements will be successful. In addition, there can be no assurance that the parties to the agreements will not pursue alternative technologies.

LIMITED SALES AND MARKETING EXPERIENCE

    The Company has limited experience in sales, marketing and distribution. To market any of its products directly, the Company must develop and implement a substantial marketing and sales effort with technical expertise and supporting distribution capability. The Company intends to continue to market and sell its products in the U.S. through research and clinical laboratories, other companies, and collaborative arrangements and sell its products in other markets through distributors or collaborative arrangements. There can be no assurance that the Company will be able to establish effective sales and distribution capabilities or that its collaborators will be successful in gaining market acceptance for the Company's products or that the Company will achieve or maintain significant market share for its products.

DEPENDENCE ON LICENSED PATENTS AND PROPRIETARY RIGHTS

    The Company's success depends, in large part, on its current and future patent position relating to its core technology. The Company's patent position involves complex legal and factual questions. The Company is the exclusive licensee of certain patents within and outside of the U.S. relating to the Company's core technology. Claims made under patent applications may be denied or significantly narrowed, and issued patents may not provide significant commercial protection to the Company. There is no assurance that the Company's patents will not be successfully challenged or circumvented by others. The Company could incur substantial costs in proceedings before the U.S. Patent Office, including interference proceedings. These proceedings could also result in adverse decisions as to the patentability of the Company's licensed or assigned inventions. There can be no assurance that the Company's products do not or will not infringe on the patent or proprietary rights of others. The Company may be required to obtain additional licenses to the patents or other proprietary rights of others. The Company may also require licenses from the inventors of certain processes, technologies and assay formats in order to successfully market certain products. There can be no assurance that any such licenses would be made available on terms acceptable to the Company, if at all. If the Company needs and cannot or does not obtain such licenses, it could encounter delays in product introductions while it attempts to circumvent such patents or the development, manufacture, or sale of products requiring such licenses could be precluded. The Company believes there will continue to be significant litigation in the industry regarding patent and other intellectual property rights.

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

LENGTHY REGULATORY PROCESSES AND UNCERTAINTY OF REGULATORY APPROVALS

    The process of obtaining FDA and other required regulatory approvals can be lengthy and expensive. The time required for approvals is uncertain, and often depends on the type, complexity and novelty of the product. There can be no assurance that regulatory agencies will act favorably or quickly in their review of any submission by the Company, and significant difficulties or costs may be encountered by the Company in its efforts to obtain approvals that could delay or preclude the Company from marketing its products. Furthermore, there can be no assurance that the agency will not request the development of additional data following original submissions, causing the Company to incur further cost and delay. Nor can there be any assurance that the FDA will not restrict the intended use of a submitted product as a condition for clearance.

    If the FDA concludes that a device is not substantially equivalent to another legally marketed device, submission of a premarket approval ("PMA") application will be required. If the FDA indicates that a PMA is required for any product of the Company, the application will require submission of results of clinical studies and manufacturing information, and likely a review by a panel of experts outside of the FDA. Clinical studies would need to be conducted in accordance with FDA requirements. The failure to comply would result in the FDA's refusal to accept the data or the imposition of regulatory sanctions. FDA review of a PMA application can take significantly longer than that for a premarket notification "510(k)" application to demonstrate "substantial equivalence" to a legally marketed product. Further, if a company wishes to propose modifications to a product subsequent to FDA approval of a PMA application, including changes in indications or other significant modifications to labeling, or modifications to the manufacturing process, or if a company wishes to change its manufacturing facility, a PMA supplement must first be submitted to the FDA for its review and approval.

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

LIMITED MANUFACTURING EXPERIENCE

    The Company is developing adaptations of its core technology for use in physicians' offices and depends upon the efforts of collaborators for this development. Such adaptations have not been fully completed and there can be no assurance that, if developed, such adaptations could be manufactured in a commercially viable manner. Unless the Company develops additional in-house manufacturing capability for such products, it will be dependent upon outside sources for the manufacture of such products. There can be no assurance that the Company's reliance on others for the manufacture of its products will not result in problems with product supply. Interruptions in the availability of products could delay or prevent the development and commercial marketing of the Company's products.

HISTORY OF LOSSES AND LIMITED OPERATING HISTORY

    The Company has a limited operating history and had a retained deficit through December 31, 1998 of $32,223,000. For the year-end December 31, 1998, the Company had a net loss of $8,095,000. The Company expects to incur additional costs as it continues with its operations, marketing efforts, research and development activities, and clinical trials. The Company expects to continue to incur losses in future periods and the Company is unable to predict when, if at all, it will achieve profitability.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FINANCING

    The Company will continue to require substantial funds for research and development, general and administration, and the marketing of its products. The amount of the Company's future capital requirements will depend on many factors, including the status of the development of its products, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the ability of the Company to maintain existing collaborative and licensing arrangements, and the ability of the Company to establish new collaborative and licensing arrangements. The Company expects that its existing capital resources will be sufficient to fund the Company's activities through 1999. However, the Company may be required to seek additional financing. There can be no assurance that additional funds, whether through additional financings, collaborative arrangements with corporate sponsors or other sources, will be available, if at all, in a timely manner or on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its programs or obtain funds through arrangements that are unfavorable to the Company.

INTENSE COMPETITIVE ENVIRONMENT

    Competition from biotechnology companies, diagnostic companies, pharmaceutical companies and research and academic institutions is intense and is based on price as well as product performance. A number of diagnostic tests and procedures, and other non-invasive tests for osteoporosis and other bone disorders currently exist and others are in development, and the manufacturers of these tests will continue to improve them. In addition, the diagnostic industry is subject to rapid technological change. There can be no assurance that the Company's competitors will not succeed in developing products that are more effective or less expensive than those which have been or are being developed by the Company or which would render the Company's core technology obsolete or non-competitive. Many of the Company's competitors have substantially greater financial, technical and human resources than the Company. In addition, many of these competitors have significantly greater experience and resources than the Company in undertaking clinical trials and other regulatory approval procedures as well as in marketing and achieving manufacturing efficiencies. There are also small companies, academic institutions, governmental agencies and other research organizations that are conducting research in the area of osteoporosis and other collagen-related diseases. These entities may also market commercial products either on their own or through collaborative efforts. The Company's competitors may develop technologies and products that are available for sale prior to the Company's products or at a lower cost or with better technical characteristics rendering the Company's products less competitive.

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

ITEM 1B. EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company and their ages are as follows:

NAME                                                       AGE                            POSITION
-----------------------------------------------------  -----------  -----------------------------------------------------

Thomas A. Bologna....................................          50   President and Chief Executive Officer

Thomas F. Broderick..................................          50   Vice President, Patent and General Counsel

J. Daniel Clemens....................................          42   Vice President, Product Development

Donna J. DeLong......................................          50   Vice President, Marketing

Nancy J.S. Mallinak..................................          37   Vice President, Regulatory and Clinical Affairs

Cory J. Smith........................................          48   Vice President, Manufacturing

    There were no family relationships between any executive officers of the Company.

    THOMAS A. BOLOGNA joined the Company in July 1997 as the President and Chief Executive Officer and as a member of the Board of Directors. From January 1996 until July 1997 Mr. Bologna was a principal in Healthcare Venture Associates, a consulting firm. From January 1994 to January 1996 Mr. Bologna was President and Chief Executive Officer for Scriptgen Pharmaceuticals, Inc., a biotechnology company with proprietary drug screening and development technology that is developing orally active drugs to regulate gene expression, and from July 1987 to January 1994 Mr. Bologna was the Chairman of the Board of Directors and President and Chief Executive Officer of Gen-Probe Incorporated, a biotechnology company commercializing genetic-probe-based technology for diagnostic and therapeutic applications.

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

    J. DANIEL CLEMENS was named the Vice President, Product Development in September 1998. Mr. Clemens was Director of Research & Development for the Company from May 1992 to September 1998 and Manager of Product Development from October 1990 to May 1992. Prior to joining Ostex,

Mr. Clemens was Senior Research & Development Scientist from February 1987 to October 1990 at Genetic Systems Corporation/Sanofi.

    DONNA J. DELONG joined the Company in February 1998 as Vice President, Marketing. From May 1996 to February 1998, Ms. DeLong was Senior Director of Marketing at Chiron Diagnostics, a division of Chiron Corporation, a healthcare company; from October 1993 to April of 1996, Ms. DeLong was the Director of Marketing at Neopath Inc., a medical diagnostics company; and from May 1990 to October 1993 Ms. DeLong was the Director of Marketing at Sanofi Diagnostics Pasteur, a medical diagnostics company.

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

    CORY J. SMITH was named Vice President, Manufacturing in September 1998. Mr. Smith was Director of Manufacturing for the Company from October 1993 to September 1998 and was the Manufacturing Engineer for the Company from September 1992 to October 1993. Prior to joining Ostex, Mr. Smith was the Quality Assurance Manager from June 1991 to September 1992 at Genetic Systems Corporation/ Sanofi.

ITEM 2. PROPERTIES

    The Company's research laboratories, manufacturing operations, and administrative offices are located in Seattle, Washington. The Company leases approximately 32,000 square feet of space in Seattle under a lease that will expire in 2005. The Seattle facility has adequate capacity for the Company's present needs.

ITEM 3. LEGAL PROCEEDINGS

    Information regarding Legal Proceedings is incorporated herein by reference to note 10 in the "Notes to Financial Statements" on page 28 of the Annual Report to Shareholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of shareholders during the fourth quarter ended December 31, 1998.

                            ------------------------

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol "OSTX". Information regarding the Common Stock trading activity for 1998 and 1997 is incorporated herein by reference to the "Shareholder Information--Price Range of Common Stock" on page 32 of the Annual Report to Shareholders, which is included as Exhibit 13.0 to this Annual Report on Form 10-K.

    As of March 22, 1999, there were 12,542,500 shares of Common Stock outstanding held of record by approximately 131 shareholders. The Company believes there are approximately 3,700 additional owners of Common Stock who own shares held in street name.

    The Company has never paid cash dividends and has no present intention of paying dividends in the foreseeable future.

    TRANSFER AGENT AND REGISTRAR--The transfer agent and registrar for the Common Stock is ChaseMellon Shareholder Services, L.L.C., Seattle, Washington.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this item is incorporated herein by reference to "Selected Financial Data" on page 16 of the Annual Report to Shareholders, which is included as Exhibit 13.0 to this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is incorporated herein by reference to pages 17-19 of the Annual Report to Shareholders, which is included as Exhibit
13.0 to this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is incorporated herein by reference to the Financial Statements and "Notes to Financial Statements" on pages 20-29, and "Report of Independent Public Accountants" on page 30, of the Annual Report to Shareholders, which is included as Exhibit 13.0 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                            ------------------------

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

                            ------------------------

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (A) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

    The information contained in the Financial Statements and "Notes to Financial Statements" are located on pages 20-29 of the Annual Report to Shareholders and are listed below. This information is included as Exhibit 13.0 to this Annual Report on Form 10-K.

                                                                                     PAGE WITHIN
FINANCIAL STATEMENTS                                                                ANNUAL REPORT
-------------------------------------------------------------------------------  -------------------
Balance Sheets.................................................................              20
Statements of Operations.......................................................              21
Statements of Cash Flows.......................................................              22
Statements of Shareholders' Equity.............................................              23
Notes to Financial Statements..................................................              24
Report of Independent Public Accountants.......................................              30

    (B) REPORTS ON FORM 8-K

    None

    (C) EXHIBIT INDEX (14)

                                 EXHIBIT INDEX

EXHIBIT NUMBER                                            DESCRIPTION
--------------------  -----------------------------------------------------------------------------------

(8)        3.1        Articles of Incorporation, as amended, dated January 1997

(1)        3.2        Bylaws, as amended

(1)        4.1        Specimen Common Stock Certificate

(1)        10.1A      Amended and Restated Stock Option Plan*

(1)        10.1B      Form of Employee Stock Option Agreement*

(1)        10.1C      Form of Director's Stock Option Agreement*

(9)        10.2       Amended and Restated Directors' Nonqualified Stock Option Plan dated July 16, 1997*

(9)        10.3       Amended and Restated 1994 Stock Option Plan*

                      Agreements with Hologic, Inc.
(3)(12)    10.4A      Co-Promotion and Sales Representation Agreement dated January 14,   1997

(3)(12)    10.4B      Joint Development, License and Supply Agreement dated January 14,   1997

(1)        10.5       Form of Indemnification Agreement with officers and directors*

                      Agreement with Thomas A. Bologna
(13)       10.7       Executive Employment Agreement dated July 16, 1997*

                      Agreements with Mochida Pharmaceutical Co., Ltd.
(1)        10.12A     Research and Development Agreement dated August 1992

(1)        10.12B     Osteomark License Agreement Dated August 1992

EXHIBIT NUMBER                                            DESCRIPTION
--------------------  -----------------------------------------------------------------------------------
(3)        10.12D     Second Amendment to Osteomark License Agreement dated   December 24, 1997

                      Agreements with the Washington Research Foundation
(1)        10.13A     Restated Exclusive License Agreement effective June 19, 1992 (Urinary   Assay for
                        Measuring Bone Resorption)

(1)        10.13B     Amendment to Restated Exclusive License Agreement effective   January 1, 1993

(1)        10.13C     Second Amendment effective June 2, 1994

(1)        10.14      Exclusive License Agreement dated February 10, 1994 (O-CSF)

                      Agreements with the University of Washington
(3)(12)    10.15A     Research Agreement dated July 1, 1996 (Molecular Markers of   Connective Tissue
                        Degradation)

(3)(12)    10.15B     Research Agreement dated October 1, 1996 (Role of O-CSF in   Osteoclast Regulation)

(1)        10.16A     Know-How Transfer and Consulting Agreement dated September 18, 1989 with David R.
                        Eyre, Ph.D.*

(1)        10.16B     Extension and Amendment dated May 1, 1992*

(1)        10.19      Osteomark EIA Exclusive Distribution License Agreement dated March 28, 1994 with
                        Technogenetics S.R.L.

(1)        10.20      Osteomark EIA Distribution License Agreement dated July 12, 1994 with BRAHMS
                        Diagnostic (formerly Henning Berlin GmbH)

(1)        10.23      Osteomark Agreement dated February 12, 1993, as amended May 10, 1994, with Nichols
                        Institute Reference Laboratory

                      Lease Agreements
(4)        10.27A     Lease Agreement dated October 2, 1995, with David A. Sabey and   Sandra L. Sabey

(8)        10.27B     First Amendment of Lease dated October 15, 1996, with the City of   Seattle,
                        successor-in-interest to David A. Sabey and Sandra L. Sabey

                      Agreements with Johnson & Johnson Clinical Diagnostics, Inc.
(5)        10.28A     Distribution Agreement dated June 7, 1995

(5)        10.28B     Research, Development, License and Supply Agreement dated June 7,   1995

(4)        10.29      Clinical Laboratory Services License and Supply Agreement dated October 25, 1995, with SmithKline Beecham Clinical Laboratories, Inc.

(13)       10.30      Promotion Agreement dated September 30, 1997 with Wyeth-Ayerst Laboratories

(6)        10.31      Agreement with Laboratory Corporation of America-TM- Holdings (LabCorp), dated
                        January 11, 1996

(7)        10.32A     Joint Development, License and Co-Marketing Agreement dated April 10, 1997 with
                        Metrika, Inc.

(10)       10.33      Form of CS First Boston Corporation Warrant

(11)       10.34      Form of Invemed Associates, Inc. Warrant

EXHIBIT NUMBER                                            DESCRIPTION
--------------------  -----------------------------------------------------------------------------------
(2)        10.35      Shareholder Rights Agreement dated January 21, 1997

**         13.0       Selected Financial Data, Management's Discussion and Analysis of Financial
                        Condition and Results of Operations, Financial Statements and Notes to the
                        Financial Statements from the Company's Annual Report to Shareholders for the year ended December 31, 1998

           23.1       Consent of Arthur Andersen LLP

           27.1       Financial Data Schedule

------------------------

     *  Management contract or compensatory plan or agreement.

    **  Filing by Amendment.

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

    (13) Incorporated herein by reference to exhibits of the same number filed with Form 10-K with the Commission for the year ended December 31, 1997.

    (14) Copies of exhibits may be obtained at prescribed rates from the Public Reference Section of the Commission at 450 5th Street NW, Room 1024, Washington, D.C. 20549, or through the Commission's Edgar system located on the internet at www.sec.gov.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 1999.

                                OSTEX INTERNATIONAL, INC.

                                BY             /S/ THOMAS A. BOLOGNA
                                     -----------------------------------------
                                                 Thomas A. Bologna
                                                PRESIDENT AND CHIEF
                                           EXECUTIVE OFFICER AND DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                     CAPACITIES                  DATE
------------------------------  ---------------------------  -------------------

                                President and Chief
    /s/ THOMAS A. BOLOGNA         Executive Officer
------------------------------    (principal executive         March 22, 1999
      Thomas A. Bologna           officer and principal
                                  financial officer)

     /s/ THOMAS J. CABLE        Chairman of the Board of
------------------------------    Directors                    March 22, 1999
       Thomas J. Cable

    /s/ ELISABETH L. EVANS      Director
------------------------------                                 March 22, 1999
      Elisabeth L. Evans

      /s/ DAVID R. EYRE         Director
------------------------------                                 March 22, 1999
        David R. Eyre

    /s/ FREDRIC J. FELDMAN      Director
------------------------------                                 March 22, 1999
      Fredric J. Feldman

    /s/ GREGORY D. PHELPS       Director
------------------------------                                 March 22, 1999
      Gregory D. Phelps

     /s/ JOHN H. TRIMMER        Director
------------------------------                                 March 22, 1999
       John H. Trimmer

                                 EXHIBIT INDEX

EXHIBIT NUMBER                                                 DESCRIPTION
---------------------  -------------------------------------------------------------------------------------------

(8)        3.1         Articles of Incorporation, as amended, dated January 1997

(1)        3.2         Bylaws, as amended

(1)        4.1         Specimen Common Stock Certificate

(1)        10.1A       Amended and Restated Stock Option Plan*

(1)        10.1B       Form of Employee Stock Option Agreement*

(1)        10.1C       Form of Director's Stock Option Agreement*

(9)        10.2        Amended and Restated Directors' Nonqualified Stock Option Plan dated July 16, 1997*

(9)        10.3        Amended and Restated 1994 Stock Option Plan*

                       Agreements with Hologic, Inc.
(3)(12)    10.4A       Co-Promotion and Sales Representation Agreement dated January 14, 1997

(3)(12)    10.4B       Joint Development, License and Supply Agreement dated January 14, 1997

(1)        10.5        Form of Indemnification Agreement with officers and directors*

                       Agreement with Thomas A. Bologna
(13)       10.7        Executive Employment Agreement dated July 16, 1997*

                       Agreements with Mochida Pharmaceutical Co., Ltd.
(1)        10.12A      Research and Development Agreement dated August 1992

(1)        10.12B      Osteomark License Agreement Dated August 1992

(3)        10.12D      Second Amendment to Osteomark License Agreement dated December 24,1997

                       Agreements with the Washington Research Foundation
(1)        10.13A      Restated Exclusive License Agreement effective June 19, 1992 (Urinary Assay   for Measuring
                         Bone Resorption)

(1)        10.13B      Amendment to Restated Exclusive License Agreement effective January 1, 1993

(1)        10.13C      Second Amendment effective June 2, 1994

(1)        10.14       Exclusive License Agreement dated February 10, 1994 (O-CSF)

                       Agreements with the University of Washington
(3)(12)    10.15A      Research Agreement dated July 1, 1996 (Molecular Markers of Connective   Tissue
                         Degradation)

(3)(12)    10.15B      Research Agreement dated October 1, 1996 (Role of O-CSF in Osteoclast   Regulation)

(1)        10.16A      Know-How Transfer and Consulting Agreement dated September 18, 1989 with David R. Eyre,
                         Ph.D.*

(1)        10.16B      Extension and Amendment dated May 1, 1992*

(1)        10.19       Osteomark EIA Exclusive Distribution License Agreement dated March 28, 1994 with
                         Technogenetics S.R.L.

(1)        10.20       Osteomark EIA Distribution License Agreement dated July 12, 1994 with BRAHMS Diagnostic
                         (formerly Henning Berlin GmbH)

(1)        10.23       Osteomark Agreement dated February 12, 1993, as amended May 10, 1994, with Nichols
                         Institute Reference Laboratory

EXHIBIT NUMBER                                                 DESCRIPTION
---------------------  -------------------------------------------------------------------------------------------
                       Lease Agreements
(4)        10.27A      Lease Agreement dated October 2, 1995, with David A. Sabey and Sandra L.   Sabey

(8)        10.27B      First Amendment of Lease dated October 15, 1996, with the City of Seattle, successor-in-interest to David A. Sabey and Sandra L. Sabey

                       Agreements with Johnson & Johnson Clinical Diagnostics, Inc.
(5)        10.28A      Distribution Agreement dated June 7, 1995

(5)        10.28B      Research, Development, License and Supply Agreement dated June 7, 1995

(4)        10.29       Clinical Laboratory Services License and Supply Agreement dated October 25, 1995, with
                         SmithKline Beecham Clinical Laboratories, Inc.

(13)       10.30       Promotion Agreement dated September 30, 1997 with Wyeth-Ayerst Laboratories

(6)        10.31       Agreement with Laboratory Corporation of America-TM- Holdings (LabCorp), dated January 11,
                         1996

(7)        10.32A      Joint Development, License and Co-Marketing Agreement dated April 10, 1997 with Metrika,
                         Inc.

(10)       10.33       Form of CS First Boston Corporation Warrant

(11)       10.34       Form of Invemed Associates, Inc. Warrant

(2)        10.35       Shareholder Rights Agreement dated January 21, 1997

**         13.0        Selected Financial Data, Management's Discussion and Analysis of Financial Condition and
                         Results of Operations, Financial Statements and Notes to the Financial Statements from the Company's Annual Report to Shareholders for the year ended December 31, 1998

           23.1        Consent of Arthur Andersen LLP

           27.1        Financial Data Schedule

------------------------

 *  Management contract or compensatory plan or agreement.

**  Filing by Amendment.

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

(13) Incorporated herein by reference to exhibits of the same number filed with Form 10-K with the Commission for the year ended December 31, 1997.