Form 10-K405/A
period 1998-12-31
OSTEX INTERNATIONAL INC /WA/
filed 1999-04-01
CIK 932631

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

                                AMENDMENT NO. 1

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

 Securities registered pursuant to    Securities registered pursuant to Section
           Section 12(b)                                12(g)
            of the Act:                              of the Act:
 (none)             (none)                  COMMON STOCK, $.01 PAR VALUE
TITLE OF    EACH EXCHANGE ON WHICH                 TITLE OF CLASS
  CLASS           REGISTERED

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

    **  Filed Herewith in.

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

**  Filed Herewith in.

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