Form 10-Q
period 1999-03-31
OSTEX INTERNATIONAL INC /WA/
filed 1999-05-14
CIK 932631

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                               ------------------------

                                      FORM 10-Q


 /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       -- or --

 / /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM  ____________  TO  _____________


                               ------------------------
                                       0-25250
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

                               ------------------------


     Indicate by checkmark whether the registrant (1) has filed all   Yes  [ X ]
reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or    No   [   ]
for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MAY 7, 1999 WAS 12,537,500.

                               ------------------------

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

                           PART I -- FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     Attached hereto are Ostex International, Inc.'s (the "Company's" or "Ostex'") unaudited condensed balance sheet as of March 31, 1999, and audited condensed balance sheet as of December 31, 1998, the unaudited condensed tatements of operations for the three months ended March 31, 1999 and 1998, and the unaudited condensed statements of cash flow for the three months ended March 31, 1999 and 1998. Notes follow the unaudited financial statements and are an integral part thereof.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results or the timing of certain events to differ materially from historical results or those anticipated. Words used herein such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. In addition, the disclosures in this Item 2 under the caption "Other Factors that May Affect Operating Results", consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports previously filed with the Securities and Exchange Commission (the "Commission"), including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

OVERVIEW

     Ostex was incorporated in the State of Washington in 1989. The Company is engaged in the discovery and commercialization of products associated with osteoporosis and other collagen-related diseases. The Company believes that its lead product, the OSTEOMARK-Registered Trademark- test, incorporates breakthrough technology in the area of bone resorption measurement. Ostex has formed collaborative relationships with leading diagnostic and pharmaceutical companies to aid in the commercialization of Osteomark. As of March 31, 1999, the Company had 34 employees.

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

     The Company is the exclusive licensee of the Osteomark technology, known clinically as the NTx test, which is available in urine and serum formats that can aid in healthcare decision-making at early menopause and beyond.
The Osteomark test is a non-invasive diagnostic test which quantitatively indicates the level of bone resorption. Individuals who are losing bone collagen at accelerated rates may progress to low bone mass, a major cause of osteoporosis. The Company believes that early identification of high levels of bone resorption provides the opportunity to predict skeletal response (bone mineral density) to hormonal anti-resorpitive therapy in postmenopausal women which are intended to prevent the onset of osteoporosis. The Company also believes that the Osteomark test aids clinicians in monitoring the effects of antiresorptive therapies in postmenopausal women, as well as in older patients who have already lost significant bone mass.

     On May 8, 1995, the Company's Osteomark test became commercially available in the United States as a urinary test that provides a quantitative measure of the excretion of cross-linked N-telopeptides of Type I collagen (NTx) as an indicator of human bone resorption and, in July 1996 the Company received expanded claims from the Food and Drug Administration (the "FDA") for the test. The 1996 claims allow that an Osteomark test measurement, if taken prior to the initiation of hormonal antiresorptive therapy, can be utilized to predict a patient's response to that therapy, in terms of its effect on bone mineral density. Additionally, the claims allow that the test can be used for therapeutic monitoring of antiresorptive therapies in postmenopausal women, as well as individuals diagnosed with osteoporosis and Paget's disease, and for therapeutic monitoring of estrogen-suppressing therapies. In March 1998 the claims were further expanded by allowing that, in addition to the 1996 claims, an Osteomark test measurement can identify the probability of a decrease in bone mineral density in postmenopausal women taking calcium supplements relative to those treated with hormonal antiresorptive therapy. The Company is manufacturing and marketing the Osteomark test in an Enzyme-linked Immunosorbent Assay ("ELISA") format for testing urine or serum samples.

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

     Worldwide promotion of the Osteomark urine test kits is also supported by Johnson & Johnson Clinical Diagnostics, Inc. ("Johnson & Johnson"). In 1995 the Company entered into research, development, license and supply agreements with Johnson & Johnson. These agreements grant Johnson & Johnson a license to manufacture, sell and distribute certain products using Ostex's bone resorption technology. Currently, Johnson & Johnson distributes in the United States and certain foreign countries the Osteomark test in the existing microtiter plate format. Ortho-Clinical Diagnostics, a Johnson & Johnson company, announced in March 1999 that it had gained FDA clearance for the Osteomark test on its Vitros-Registered Trademark- automated analyzer. Ostex will receive royalties on Johnson & Johnson's sales of products incorporating the Ostex technology.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
MARCH 31, 1998

     Total revenues were $901,000 for the quarter ended March 31, 1999, compared to $581,000 for the quarter ended March 31, 1998. The increase in product sales was due to higher orders for Osteomark urine kits from domestic reference laboratories and initial sales of the Osteomark serum kits.

     The Company's gross margin increased to 73% in the quarter ended March 31, 1999, compared to 67% in the first quarter of 1998. Cost of products sold primarily includes labor costs, materials, equipment and facility costs. The increase in cost of products sold in the first quarter of 1999 compared to the same quarter in 1998 resulted from the 55% increase in total revenues. Cost of products sold as a percentage of sales decreased in the first quarter of 1999 compared to the same quarter in 1998 due to higher production volume compared to the 1998 first quarter. Since the majority of the product cost is fixed, the higher the volume of production, the lower the cost per unit. Therefore, the gross margin was higher in the first quarter of 1999 than 1998 since the cost per unit allocated to cost of products sold was lower than the previous year. The gross margin is expected to continue to fluctuate depending on the volume and timing of customer orders and the associated production levels.

     The Company's research and development expenditures totaled $471,000 for the quarter ended March 31, 1999, compared to $835,000 for the quarter ended March 31, 1998. The $364,000 decrease was attributable to lower labor and overhead costs resulting from the restructuring plan implemented by the Company in December 1998 and the Company's decision to reduce the level of funding to outside companies for the NTx point-of-care development programs.

     Selling, general and administrative expenses totaled $944,000 for the quarter ended March 31, 1999, compared to $2,251,000 for the quarter ended March 31, 1998. The $1,307,000 decrease in the 1999 quarter was due to lower labor and overhead costs resulting from the restructuring plan implemented by the Company in December 1998, lower litigation costs, and a decrease in spending on marketing programs.

     Net other income consists primarily of interest income and totaled $126,000 for the quarter ended March 31, 1999, compared to $203,000 for the quarter ended March 31, 1998. The decrease is due to lower invested balances resulting from using cash to fund the Company's operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company had cash and cash equivalents and short-term investments of $9,685,000, working capital of $9,923,000 and total shareholders' equity of $12,668,000. As a result of funding operating losses during the three months ended March 31, 1999, cash, cash equivalents and short-term investments decreased by $1,294,000, working capital decreased by $701,000 and shareholders equity decreased by $820,000.

     During the quarter ended March 31, 1999, cash flows used in operating activities decreased by $1,422,000 mainly due to a decrease in the Company's net loss from $2,491,000 for the quarter ended March 31, 1998 to $634,000 for the quarter ended March 31, 1999. This $1,857,000 increase in cash flows was offset by an increase in trade receivables and other current assets of $193,000 and a decrease in accounts payable of $389,000. Cash flows from financing activities increased by $216,000 due to the Company repurchasing 175,000 shares of its common stock for $211,000 and payments on notes payable of $50,000. During the three months ended March 31, 1999 the Company did not purchase any property and equipment.

     The Company's future capital requirements depend upon many factors, including the effectiveness of Osteomark NTx Serum and Urine tests commercialization activities and arrangements; continued scientific progress in its research and development programs; the costs involved in filing, prosecuting and enforcing patent claims; and the time and costs involved in obtaining regulatory approvals. Additional funds from equity or debt financing will be required. There can be no assurance that such additional funds will be available on favorable terms, if at all. Because of the Company's significant long-term cash requirements, it may seek to raise additional capital if conditions in the public equity markets are favorable or through private placements, even if the Company does not have an immediate need for additional cash at that time. If additional financing is not available, the Company believes that its existing available cash, its future license and research revenues from existing collaboration agreements, its current level of product sales and interest income from short-term investments will be adequate to fund operations through 2000.

OTHER FACTORS THAT MAY AFFECT OPERATING RESULTS

     The Company's operating results may fluctuate due to a number of factors including, but not limited to, volume and timing of product sales, pricing, market acceptance of the Company's products, changing economic conditions in the healthcare industry, activities of competitors, delays and increased costs of product and technology development, the Company's ability to develop and maintain collaborative arrangements, the outcome of litigation, and the effect of the Company's accounting policies and other risk factors detailed in the Company's 1998 Form 10-K and other SEC filings. All of the foregoing factors are difficult for the Company to predict and can materially adversely affect the Company's business and operating results.

     The Company is currently upgrading its financial and manufacturing information system software to a Year 2000 compliant version. The Company is in the process of testing this system upgrade and expects it to be fully implemented by December 31, 1999. The Company has assessed the Year 2000 compliance of its other computer system software and manufacturing equipment and expects to complete all necessary upgrades to be Year 2000 compliant no later than December 31, 1999. In addition, the Company has contacted all key vendors and suppliers regarding Year 2000 compliance and has received no responses indicating that any vendor or supplier will not be Year 2000 compliant. The Company has also created a Year 2000 project team that periodically reviews relevant issues regarding compliance. The costs of Year 2000 initiatives have primarily been incurred and are not expected to be material to the Company's results of operations or financial position in future periods. Failure to timely complete the Company's Year 2000 initiatives could result in the Company's software being rendered inoperative. Although the company has no formal contingency plans in place, in such event, the Company would attempt to perform its MIS functions, and other functions currently implemented by software, manually through the dedication of additional personnel to performing such functions. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurance that the systems and products of other companies of which the Company's operations rely will be converted on a timely basis and will not have a material adverse effect on the Company's results of operations.


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


                                   OSTEX INTERNATIONAL, INC.



     DATED:  May 14, 1999          By      /S/ Thomas A. Bologna
                                       -----------------------------------------
                                            Thomas A. Bologna
                              Chairman, President and Chief Executive Officer
                          (principal financial and principal accounting officer)

                              OSTEX INTERNATIONAL, INC.

                               CONDENSED BALANCE SHEETS
                                      (unaudited)

                                                           March 31,          December 31,
                                                             1999                 1998
                                                         --------------      --------------
ASSETS
Current Assets:
  Cash and cash equivalents                               $  1,316,000        $  2,744,000
  Short-term investments                                     8,369,000           8,235,000
  Trade receivables and other current assets, net            1,051,000             858,000
  Inventory, at cost                                           259,000             247,000
                                                         --------------      --------------
     Total current assets                                   10,995,000          12,084,000
                                                         --------------      --------------

Property, Plant and Equipment, net                           2,204,000           2,382,000
Other Assets                                                   599,000             599,000
                                                         --------------      --------------

     Total assets                                         $ 13,798,000        $ 15,065,000
                                                         --------------      --------------
                                                         --------------      --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                        $    188,000        $    557,000
  Accrued expenses                                             668,000             696,000
  Current portion of note payable                              216,000             207,000
                                                         --------------      --------------
     Total current liabilities                               1,072,000           1,460,000
                                                         --------------      --------------

Noncurrent Liabilities
  Note payable, net of current portion                          58,000             117,000
                                                         --------------      --------------

Commitments and Contingencies

Shareholders' Equity:
  Common stock, $.01 par value, 50,000,000 authorized;
     12,537,500 and 12,696,250 issued and outstanding at
     March 31, 1999 and December 31, 1998, respectively        125,000             127,000
  Additional paid-in capital                                45,459,000          45,642,000
  Accumulated items of comprehensive loss                      (59,000)            (58,000)
  Accumulated deficit                                      (32,857,000)        (32,223,000)
                                                         --------------      --------------
     Total shareholders' equity                             12,668,000          13,488,000
                                                         --------------      --------------

     Total liabilities and shareholders' equity           $ 13,798,000        $ 15,065,000
                                                         --------------      --------------
                                                         --------------      --------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                              OSTEX INTERNATIONAL, INC.

                          CONDENSED STATEMENTS OF OPERATIONS
                                     (unaudited)

                                                                         Quarter Ended
                                                              ----------------------------------
                                                                 March, 31           March, 31
                                                                   1999                1998
                                                              --------------      --------------
Revenues:
  Product sales and research testing services                  $    901,000        $    581,000

Operating Expenses:
  Cost of products sold                                             246,000             189,000
  Research and development                                          471,000             835,000
  Selling, general and administrative                               944,000           2,251,000
                                                              --------------      --------------
     Total operating expenses                                     1,661,000           3,275,000
                                                              --------------      --------------

     Loss from operations                                          (760,000)         (2,694,000)

Other Income, net                                                   126,000             203,000
                                                              --------------      --------------

     Net loss                                                  $   (634,000)       $ (2,491,000)
                                                              --------------      --------------
                                                              --------------      --------------

Basic and diluted net loss per common share                    $      (0.05)       $      (0.20)

Shares used in calculation of net loss per share                 12,585,000          12,696,000


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                              OSTEX INTERNATIONAL, INC.

                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (unaudited)


                                                                            Quarter Ended
                                                                 ------------------------------------
                                                                    March, 31           March, 31
                                                                       1999               1998
                                                                 ----------------  ------------------


CASH FLOWS FROM OPERATING ACTIVITIES                               $  (1,048,000)      $  (2,470,000)
                                                                 ----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                                 (4,091,000)        (18,538,000)
  Proceeds from sales and maturities of short-term investments         3,956,000          19,135,000
  Proceeds from the sale of property, plant and equipment                 15,000                 -
  Purchases of property, plant and equipment                                 -               (17,000)
                                                                 ----------------  ------------------
         Net cash provided by (used in) investing activities            (120,000)            580,000
                                                                 ----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from the exercise of stock options                          1,000                 -
  Repurchase of common stock                                            (211,000)                -
  Payments on note payable                                               (50,000)            (44,000)
                                                                 ----------------  ------------------
         Net cash used in financing activities                          (260,000)            (44,000)
                                                                 ----------------  ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (1,428,000)         (1,934,000)

CASH AND CASH EQUIVALENTS, beginning of period                         2,744,000           2,201,000
                                                                 ----------------  ------------------

CASH AND CASH EQUIVALENTS, end of period                          $    1,316,000     $       267,000
                                                                 ----------------  ------------------
                                                                 ----------------  ------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                              OSTEX INTERNATIONAL, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited condensed financial statements include the accounts of Ostex International, Inc. (a Washington corporation) (the "Company"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim periods, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1998.



2.  COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income", which was effective for the Company beginning January 1, 1998, establishes standards for reporting and disclosure of comprehensive income. The components of comprehensive income for the three months ended March 31, 1999 and March 31, 1998, are as follows:

                                                March, 31          March, 31
                                                  1999                1998
                                            ----------------     ---------------
Net Loss                                     $     (634,000)      $  (2,491,000)
Unrealized loss on short-term investments            (1,000)            (30,000)
                                            ----------------     ---------------

Total comprehensive loss                     $     (635,000)      $  (2,521,000)
                                            ----------------     ---------------
                                            ----------------     ---------------