Form 10-Q
period 1999-06-30
OSTEX INTERNATIONAL INC /WA/
filed 1999-08-11
CIK 932631

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                 ------------------

                                     FORM 10-Q



          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                    -- or --

          / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934


                 FOR THE TRANSITION PERIOD FROM _________ TO _________



                                 ------------------
                                      0-25250
                               COMMISSION FILE NUMBER


                             OSTEX INTERNATIONAL, INC.
                   NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER



          STATE OF WASHINGTON                            91-1450247
     STATE OR OTHER JURISDICTION OF       I.R.S. EMPLOYER IDENTIFICATION NUMBER
     INCORPORATION OR ORGANIZATION


           2203 AIRPORT WAY SOUTH, SUITE 400, SEATTLE, WASHINGTON  98134
                                    206-292-8082
            ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES


                                       [N/A]
        FORMER NAME, ADDRESS AND  FISCAL YEAR, IF CHANGED SINCE LAST REPORT

                                 ------------------

     Indicate by checkmark whether the registrant (1) has filed all     Yes /X/
reports required to be filed by Section 13 or 15(d) of the Securities   No  [ ]
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF AUGUST 2, 1999 WAS 12,521,500.

                                 ------------------

                             OSTEX INTERNATIONAL, INC.

                                 INDEX TO FORM 10-Q

                           PART I - FINANCIAL INFORMATION

                                                                      PAGE
                                                                      ----
ITEM 1 - FINANCIAL STATEMENTS

     Condensed Balance Sheets                                         F-1

     Condensed Statements of Operations                               F-2

     Condensed Statements of Cash Flow                                F-3

     Notes to Condensed Financial Statements                          F-4

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS               2

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                                6

                            PART II -- OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          6

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                             6

                          PART I -- FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     Attached hereto are Ostex International, Inc.'s (the "Company's" or "Ostex'") unaudited condensed balance sheet as of June 30, 1999, and audited condensed balance sheet as of December 31, 1998, the unaudited condensed statements of operations for the three and six months ended June 30, 1999 and 1998, and the unaudited condensed statements of cash flow for the six months ended June 30, 1999 and 1998. Notes follow the unaudited financial statements and are an integral part thereof.

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

OVERVIEW

     Ostex was incorporated in the State of Washington in 1989. The Company is engaged in the discovery and commercialization of products associated with osteoporosis and other collagen-related diseases. The Company believes that its lead product, the OSTEOMARK-Registered Trademark- test, now available in multiple test formats, incorporates breakthrough and patented technology for the management and prevention of osteoporosis. As of June 30, 1999, the Company had 33 employees.

     Osteoporosis is a significant health problem. One hundred million people worldwide are currently at risk of osteoporotic fracture. Twenty-five percent of all postmenopausal women are affected by osteoporosis. Thirty-five million people suffer from bone loss from other diseases. According to the National Osteoporosis Foundation (the "NOF"), annual osteoporosis-related costs in the U.S. exceed $14 billion. In spite of the serious human and economic consequences of these diseases (according to the NOF, the direct healthcare and indirect lost productivity costs of osteoporosis exceed $10 billion annually in the U.S. alone), medical intervention usually commences only after pain, immobility, fractures, or other symptoms have appeared. The Company expects the osteoporosis therapeutic market will continue to increase as the elderly population grows. The Company also believes new therapeutic products are under development for osteoporosis, some of which are in late-stage clinical trials, and that the Osteomark test can be used to effectively predict a patient's response to osteoporosis therapy and monitor existing therapies and other therapies which may be developed.

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

     In May 1995, the Company's Osteomark test became commercially available in the United States as a urinary test that provides a quantitative measure of the excretion of cross-linked N-telopeptides of Type I collagen (NTx) as an indicator of human bone resorption. In July 1996, the Company received expanded claims from the Food and Drug Administration (the "FDA") for the urine test. The 1996 claims allow that an Osteomark test measurement, if taken prior to the initiation of hormonal antiresorptive therapy, can be utilized to predict a patient's response to that therapy, in terms of its effect on bone mineral density. Additionally, the claims allow that the test can be used for therapeutic monitoring of antiresorptive therapies in postmenopausal women, as well as individuals diagnosed with osteoporosis and Paget's disease, and for therapeutic monitoring of estrogen-suppressing therapies. In March 1998 the claims were further expanded by allowing that, in addition to the 1996 claims, an Osteomark test measurement can identify the probability of a decrease in bone mineral density in postmenopausal women taking calcium supplements relative to those treated with hormonal antiresorptive therapy. The Company is manufacturing and marketing the Osteomark test in an Enzyme-linked Immunosorbent Assay ("ELISA") format for testing urine or serum samples.

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

     Worldwide promotion of the Osteomark urine test kits is also supported by Johnson & Johnson Clinical Diagnostics, Inc. ("Johnson & Johnson"). In 1995 the Company entered into research, development, license and supply agreements with Johnson & Johnson. These agreements grant Johnson & Johnson a license to manufacture, sell and distribute certain products using Ostex's bone resorption technology. Currently, Johnson & Johnson distributes in the United States and certain foreign countries the Osteomark test in the existing microtiter plate format. Ortho-Clinical Diagnostics, a Johnson & Johnson company, announced in March 1999 that it had gained FDA clearance for the Osteomark test on its Vitros-Registered Trademark- automated analyzer. Ostex will receive payments for Ostex supplied reagents plus royalties from Johnson & Johnson on sales of products incorporating the Ostex technology.

     In 1992, Ostex entered into a research and development agreement and a license agreement with Mochida Pharmaceutical Co., Ltd. ("Mochida"), a Japanese pharmaceutical company, for the commercialization of the Osteomark test in Japan. Under the research and development agreement, Mochida has an option to license the NTx serum test and has paid Ostex $3,350,000 in development fees to date. Future payments of $750,000 under the agreement are contingent upon Mochida's decision to exercise its option. Under the license agreement, Ostex granted Mochida exclusive marketing and distribution rights to certain Ostex products in Japan. Since 1992, Mochida has paid Ostex $2,500,000 in licensing fees for the Osteomark test. In January 1998, Mochida launched the Osteomark urine test in Japan for the management of patients with hyperparathyroidism and for patients with metastatic bone tumors. Ostex sells Mochida the critical reagents to be assembled into finished products in Japan by Mochida.

     The Company also plans to develop the Osteomark test in other formats, including formats suitable for use in the physician's office. The Company has an agreement with Metrika, Inc. ("Metrika"), a diagnostic device company, to develop a physician's office "point-of-care" Osteomark test device. The Company and Metrika are in the final stages of developing this fully disposable point-of-care NTx test as an indicator of bone resorption that computes NTx values and displays them digitally.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

     Total revenues were $1,127,000 for the quarter ended June 30, 1999, compared to $1,011,000 for the quarter ended June 30, 1998. The increase in product sales was due to higher sales of Osteomark urine kits from domestic reference laboratories and initial sales of the Osteomark serum kits.

     The Company's gross margin increased to 76% in the quarter ended June 30, 1999, compared to 74% in the second quarter of 1998. Cost of products sold primarily includes labor costs, materials, equipment and facility costs. The increase in cost of products sold in the second quarter of 1999 compared to the same quarter in 1998 resulted from the 11% increase in total revenues. Cost of products sold as a percentage of sales decreased in the second quarter of 1999 compared to the same quarter in 1998 due to an increase in the average sales price per kit based on the customer mix offset by lower production volume compared to the 1998 second quarter. Since the majority of the product cost is fixed, the lower the volume of production, the higher the cost per unit. Although the cost per unit allocated to cost of products sold was higher than the previous year, gross margin was higher in the second quarter of 1999 than 1998 due to the increase in the average sales price per kit. The gross margin is expected to continue to fluctuate depending on the average sales price per kit and the cost per unit allocated to cost of products sold.

     The Company's research and development expenditures totaled $478,000 for the quarter ended June 30, 1999, compared to $686,000 for the quarter ended June 30, 1998. The $208,000 decrease was attributable to lower labor and overhead costs resulting from the restructuring plan implemented by the Company in December 1998 and the Company's decision to reduce the level of funding to outside companies for the NTx point-of-care development programs.

     Selling, general and administrative expenses totaled $999,000 for the quarter ended June 30, 1999, compared to $1,774,000 for the quarter ended June 30, 1998. The $775,000 decrease in the 1999 quarter was due to lower labor and overhead costs resulting from the restructuring plan implemented by the Company in December 1998, lower litigation costs, and a decrease in spending on marketing programs.

     Net other income consists primarily of interest income and totaled $121,000 for the quarter ended June 30, 1999, compared to $187,000 for the quarter ended June 30, 1998. The decrease is due to lower invested balances resulting from using cash to fund the Company's operating losses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

     Total revenues were $2,028,000 for the six month period ended June 30, 1999, compared to $1,592,000 for the six month ended June 30, 1998. The increase in product sales was due to higher orders for Osteomark urine kits from domestic reference laboratories and initial sales of the Osteomark serum kits.

     The Company's gross margin increased to 74% in the six month period ended June 30, 1999, compared to 72% during the same six month period of 1998. Cost of products sold primarily includes labor costs, materials, equipment and facility costs. The increase in cost of products sold in the second quarter of 1999 compared to the same quarter in 1998 resulted from the 27% increase in total revenues. Cost of products sold as a percentage of sales decreased in the second quarter of 1999 compared to the same quarter in 1998 due to an increase in the average sales price per kit based on the customer mix offset by lower production volume compared to the 1998 second quarter. Since the majority of the product cost is fixed, the lower the volume of production, the higher the cost per unit. Although the cost per unit allocated to cost of products sold was higher than the previous year, gross margin was higher in 1999 than 1998 due to the increase in the average sales price per kit. The gross margin is expected to continue to fluctuate depending on the average sales price per kit and the cost per unit allocated to cost of products sold.

     The Company's research and development expenditures totaled $949,000 for the six month period ended June 30, 1999, compared to $1,521,000 for the six month period ended June 30, 1998. The $572,000 decrease was attributable to lower labor and overhead costs resulting from the restructuring plan implemented by the Company in December 1998 and the Company's decision to reduce the level of funding to outside companies for the NTx point-of-care development programs.

     Selling, general and administrative expenses totaled $1,943,000 for the six month period ended June 30, 1999, compared to $4,025,000 for the six month period ended June 30, 1998. The $2,082,000 decrease was due to lower labor and overhead costs resulting from the restructuring plan implemented by the Company in December 1998, lower litigation costs, and a decrease in spending on marketing programs.

     Net other income consists primarily of interest income and totaled $247,000 for the six month period ended June 30, 1999, compared to $390,000 for the six month period ended June 30, 1998. The decrease is due to lower invested balances resulting from using cash to fund the Company's operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, the Company had cash and cash equivalents and short-term investments of $8,958,000, working capital of $9,406,000 and total shareholders' equity of $12,090,000. As a result of funding operating losses during the six months ended June 30, 1999, cash, cash equivalents and short-term investments decreased by $2,021,000, working capital decreased by $1,218,000 and shareholders equity decreased by $1,398,000. During the six month period ended June 30, 1999, the Company purchased $34,000 in property plant and equipment, reduced notes payable by $102,000, and repurchased $229,000 of common stock as part of its stock repurchase program.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

                       PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 2, 1999, the Company held its 1999 Annual Meeting of Shareholders (the "Annual Meeting"), at which the following members were elected to the Board of Directors:

                                      Affirmative      Votes
                                         Votes        Withheld
                                         -----        --------
             Thomas J. Cable         11,669,218        88,248
             John H. Trimmer         11,717,193        40,273

     The following members continued their terms on the Board of Directors:

             David R. Eyre, Ph.D.
             Fredric Feldman, Ph.D.
             Thomas A. Bologna
             Elisabeth L. Evans, M.D.
             Gregory D. Phelps

     The following proposals were also approved at the annual meeting:

                                                          Affirmative      Votes     Votes
                                                            Votes         Against   Withheld
                                                            -----         -------   --------
             Ratification of Arthur Andersen LLP as       11,727,119       14,100    16,247
             the Company's independent auditors for
             the fiscal year ending December 31, 1999

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

                                       OSTEX INTERNATIONAL, INC.



     DATED:  August 11, 1999           By /s/ Thomas A. Bologna
                                         ---------------------------------------
                                                  Thomas A. Bologna
                                         Chairman, President and Chief Executive
                                            Officer (principal financial and
                                               principal accounting officer)

                                 OSTEX INTERNATIONAL, INC.

                                 CONDENDSED BALANCE SHEETS

                                                              June 30,     December 31,
                                                                1999           1998
                                                           ------------    ------------
ASSETS                                                      (unaudited)
Current Assets:
  Cash and cash equivalents                                   1,203,000    $  2,744,000
  Short-term investments                                      7,755,000       8,235,000
  Trade receivables and other current assets, net               955,000         858,000
  Inventory, at cost                                            284,000         247,000
                                                           ------------    ------------
      Total current assets                                   10,197,000      12,084,000
                                                           ------------    ------------
Property, Plant and Equipment, net                            2,085,000       2,382,000
Other Assets                                                    599,000         599,000
                                                           ------------    ------------
      Total assets                                         $ 12,881,000    $ 15,065,000
                                                           ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                         $    175,000    $    557,000
  Accrued expenses                                              394,000         696,000
  Current portion of note payable                               222,000         207,000
                                                           ------------    ------------
      Total current liabilities                                 791,000       1,460,000
                                                           ------------    ------------
Noncurrent Liabilities
  Note payable, net of current portion                                -         117,000
                                                           ------------    ------------
Commitments and Contingencies

Shareholders' Equity:
  Common stock, $.01 par value, 50,000,000 authorized;
    12,521,500 and 12,696,250 issued and outstanding
    at June 30, 1999 and December 31, 1998 respectively         125,000         127,000
  Additional paid-in capital                                 45,441,000      45,642,000
  Accumulated items of comprehensive loss                      (116,000)        (58,000)
  Accumulated deficit                                       (33,360,000)    (32,223,000)
                                                           ------------    ------------
      Total shareholders' equity                             12,090,000      13,488,000
                                                           ------------    ------------
      Total liabilities and shareholders' equity           $ 12,881,000    $ 15,065,000
                                                           ============    ============

                      The accompanying notes are an integral part
                        of these condensed financial statements

                                 OSTEX INTERNATIONAL, INC.

                            CONDENSED STATEMENTS OF OPERATIONS
                                        (unaudited)

                                                       Quarter Ended                 Year to Date
                                                --------------------------     -------------------------
                                                  June 30,      June 30,         June 30,      June 30,
                                                    1999          1998             1999          1998
                                                -----------    -----------     -----------   -----------
Revenues:
  Product sales and research testing services   $ 1,127,000    $ 1,011,000     $ 2,028,000   $ 1,592,000

Cost of products sold                               274,000        263,000         520,000       452,000
                                                -----------    -----------     -----------   -----------

Gross Margin                                        853,000        748,000       1,508,000     1,140,000

Operating Expenses:

  Research and development                          478,000        686,000         949,000     1,521,000
  Selling, general and administrative               999,000      1,774,000       1,943,000     4,025,000
                                                -----------    -----------     -----------   -----------
          Total operating expenses                1,477,000      2,460,000       2,892,000     5,546,000
                                                -----------    -----------     -----------   -----------
          Loss from operations                     (624,000)    (1,712,000)     (1,384,000)   (4,406,000)

Other Income, net                                   121,000        187,000         247,000       390,000
                                                -----------    -----------     -----------   -----------

          Net loss                              $  (503,000)   $(1,525,000)    $(1,137,000)  $(4,016,000)
                                                ===========    ===========     ===========   ===========

Basic and diluted net loss per common           $     (0.04)   $     (0.12)    $     (0.09)  $     (0.32)
Shares used in calculation of net
  loss per share                                 12,530,000     12,696,000      12,557,000    12,696,000

                      The accompanying notes are an integral part
                        of these condensed financial statements

                                 OSTEX INTERNATIONAL, INC.

                           CONDENSED STATEMENTS OF CASH FLOWS
                                       (unaudited)

                                                                          Year to Date
                                                                 -----------------------------
                                                                    June 30,        June 30,
                                                                     1999             1998
                                                                 ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES                              (1,614,000)      (4,555,000)
                                                                 ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of short-term investments                             (5,451,000)     (29,809,000)
  Proceeds from sales and maturities of short-term investments     5,873,000       34,174,000
  Proceeds from the sale of property, plant and equipment             15,000                -
  Purchases of property, plant and equipment                         (34,000)
                                                                 ------------    -------------
          Net cash provided by investing activities                  403,000        4,294,000
                                                                 ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from the exercise of stock options                      1,000                -
  Purchase of treasury stock                                        (229,000)               -
  Payments on note payable                                          (102,000)         (89,000)
                                                                 ------------    -------------
          Net cash provided used in financing activities            (330,000)         (89,000)
                                                                 ------------    -------------

NET  DECREASE IN CASH AND CASH EQUIVALENTS                        (1,541,000)        (350,000)

CASH AND CASH EQUIVALENTS, beginning of period                     2,744,000        2,201,000
                                                                 ------------    -------------

CASH AND CASH EQUIVALENTS, end of period                         $ 1,203,000     $  1,851,000
                                                                 ============    =============

                      The accompanying notes are an integral part
                        of these condensed financial statements

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

2.  COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income", which was effective for the Company beginning January 1, 1998, establishes standards for reporting and disclosure of comprehensive income. The components of comprehensive income for the six months ended June 30, 1999 and June 30, 1998, are as follows (in thousands):

                                                     June 30,        June 30,
                                                       1999            1998
                                                   -----------     -----------
Net Loss from operations                           $(1,137,000)    $(4,016,000)
Unrealized gain/(loss) on short-term investments       (58,000)        (35,000)
                                                   -----------     -----------
Total comprehensive loss                           $(1,195,000)    $(4,051,000)
                                                   ===========     ===========