Form 10-Q
period 1999-09-30
OSTEX INTERNATIONAL INC /WA/
filed 1999-11-15
CIK 932631

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



 / X /       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                    -- or --
 /  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM        TO
                                          ------    --------


                              ---------------------
                                     0-25250
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


                                      [N/A]
       FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT
                              ---------------------


    Indicate by checkmark whether the registrant (1) has filed all     Yes [ X ]
reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such
shorter period that the registrant was required to file such reports)  No  [   ]
and (2) has been subject to such filing requirements for the past
90 days.

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF OCTOBER 31, 1999 WAS 12,467,800.

                              ---------------------

                            OSTEX INTERNATIONAL, INC.


                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION


                                                                                                 Page
                                                                                                 -----
ITEM 1 - FINANCIAL STATEMENTS

       Condensed Balance Sheets                                                                  F-1

       Condensed Statements of Operations                                                        F-2

       Condensed Statements of Cash Flows                                                        F-3

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


                         PART I -- FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

       Attached hereto are Ostex International, Inc.'s (the "Company's" or "Ostex' ") unaudited condensed balance sheet as of September 30, 1999, and audited condensed balance sheet as of December 31, 1998, the unaudited condensed statements of operations for the three and nine months ended September 30, 1999 and 1998, and the unaudited condensed statements of cash flows for the nine months ended September 30, 1999 and 1998. Notes follow the unaudited financial statements and are an integral part thereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Quarterly Report on Form 10-Q contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results or the timing of certain events to differ materially from historical results or those anticipated. Words used herein such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. In addition, the disclosures in this Item 2 under the caption "Other Factors that May Affect Operating Results" consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports previously filed with the Securities and Exchange Commission (the "Commission"), including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

OVERVIEW

       Ostex was incorporated in the State of Washington in 1989. The Company is engaged in the discovery and commercialization of products associated with osteoporosis and other collagen-related diseases. The Company believes that its lead product, the OSTEOMARK-Registered Trademark- test, now available in multiple test formats, incorporates breakthrough and patented technology for the management and prevention of osteoporosis. As of September 30, 1999, the Company had 35 employees.

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

       In May 1995, the Company's Osteomark test became commercially available in the United States as a urinary test that provides a quantitative measure of the excretion of cross-linked N-telopeptides of Type I collagen
(NTx) as an indicator of human bone resorption. In July 1996, the Company received expanded claims for the urine test. The 1996 claims allow that an Osteomark test measurement, if taken prior to the initiation of hormonal antiresorptive therapy, can be utilized to predict a patient's response to that therapy, in terms of its effect on bone mineral density. Additionally, the claims allow that the test can be used to measure the effect of antiresorptive therapies in postmenopausal women, as well as individuals diagnosed with osteoporosis and Paget's disease, and for the effect of estrogen-suppressing therapies. In March 1998 the claims were further expanded by allowing that, in addition to the 1996 claims, an Osteomark test measurement can identify the probability of a decrease in bone mineral density in postmenopausal women taking calcium supplements relative to those treated with hormonal antiresorptive therapy. The Company is manufacturing and marketing the Osteomark test in an Enzyme-linked Immunosorbent Assay ("ELISA") format for testing urine or serum samples.

       In February 1999, Osteomark NTx Serum became the first and only commercially available test in the United States that measures specific bone breakdown by osteoclasts using a blood sample. The Company believes that the use of a serum NTx test provides a number of advantages to testing laboratories, including the elimination of the requirement to normalize NTx values to creatinine concentration.

       Worldwide promotion of the Osteomark urine test kits is also supported by Johnson & Johnson Clinical Diagnostics, Inc. ("Johnson & Johnson"). In 1995 the Company entered into research, development, license and supply agreements with Johnson & Johnson. These agreements grant Johnson & Johnson a license to manufacture, sell and distribute certain products using Ostex's bone resorption technology. Currently, Johnson & Johnson distributes in the United States and certain foreign countries the Osteomark test in the existing microtiter plate format. Ortho-Clinical Diagnostics, a Johnson & Johnson company, announced in March 1999 the commercial availability of the NTx test on its Vitros-Registered Trademark- automated analyzer. Ostex will receive material transfer payments and royalties on Johnson & Johnson's sales of products incorporating the Ostex technology. Under the Johnson & Johnson license agreement, the Company has the right to license its technology for use on automated instruments to one other company in addition to Johnson & Johnson.

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

       The Company also plans to develop the Osteomark test in other formats, including formats suitable for use in the physician's office. The Company has an agreement with Metrika, Inc. ("Metrika"), a diagnostic device company, to manufacture a physician's office "point-of-care" Osteomark test device. The Company expects to commence sales of this commercially available point-of-care NTx test in late 1999.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

       Total revenues were $1,335,000 for the quarter ended September 30, 1999, compared to $623,000 for the quarter ended September 30, 1998. The increase in product sales was due to higher sales of Osteomark urine kits to distributors and research laboratories and growth in the sales of the Osteomark serum kits.

       The Company's gross margin increased to 79% in the quarter ended September 30, 1999, compared to 65% in the third quarter of 1998. Cost of products sold primarily includes labor costs, materials, equipment and facility costs. The increase in cost of products sold in the third quarter of 1999 compared to the same quarter in 1998 resulted from the 114% increase in total revenues. However, cost of products sold as a percentage of sales decreased in the third quarter of 1999 compared to the same quarter in 1998 due to an increase in the average sales price per kit and the effect of higher production volume compared to the 1998 third quarter. Since the majority of the product cost is fixed, the higher the volume of production, the lower the allocated cost per unit. The gross margin percentage can fluctuate depending on the average sales price per kit and sales mix for both urine and serum as well as production volumes.

       The Company's research and development expenditures totaled $386,000 for the quarter ended September 30, 1999, compared to $661,000 for the quarter ended September 30, 1998. The $275,000 decrease was attributable to lower labor and overhead costs resulting from fewer personnel in third quarter 1999 versus the same period in 1998, which was driven by the restructuring plan implemented by the Company in December 1998. In addition, Ostex decided to reduce the level of funding to outside companies for the NTx point-of-care development programs.

       Selling, general and administrative expenses totaled $961,000 for the quarter ended September 30, 1999, compared to $1,759,000 for the quarter ended September 30, 1998. The $798,000 decrease in the quarter to quarter was due to lower labor and overhead costs resulting from fewer personnel in third quarter 1999 versus the same period in 1998, which was driven by the restructuring plan implemented by the Company in December 1998. In addition, third quarter 1999 expenditures were lower in the areas of litigation costs and marketing compared to third quarter 1998.

       Net other income consists primarily of interest income and totaled $78,000 for the quarter ended September 30, 1999, compared to $171,000 for the quarter ended September 30, 1998. The decrease is due to a lower rate of return on the Company's investment portfolio due to lower interest rates and lower invested balances resulting from using cash to fund the Company's operating losses.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

       Total revenues were $3,363,000 for the nine-month period ended September 30, 1999, compared to $2,215,000 for the nine months ended September 30, 1998. The increase in product sales was due to higher orders for Osteomark urine kits from both distributors and research laboratories and growth in sales of the Osteomark serum kits.

       The Company's gross margin increased to 76% in the nine-month period ended September 30, 1999, compared to 70% during the same nine-month period of 1998. Cost of products sold primarily includes labor costs, materials, equipment and facility costs. The increase in cost of products sold in the first three quarters of 1999 compared to the same three quarters in 1998 resulted from the 52% increase in total revenues. Cost of products sold as a percentage of sales decreased in the first three quarters of 1999 compared to the same three quarters in 1998 due to an increase in the average sales price per kit and higher production volume. Since the majority of the product cost is fixed, the higher the volume of production, the lower the cost per unit. The gross margin percentage can fluctuate depending on the average sales price per kit and sales mix for both urine and serum as well as production volumes.

       The Company's research and development expenditures totaled $1,335,000 for the nine-month period ended September 30, 1999, compared to $2,182,000 for the nine-month period ended September 30, 1998. The $847,000 decrease was attributable to lower labor and overhead costs from fewer personnel in the first three quarters of 1999 versus the same period in 1998, which was driven by the restructuring plan implemented by the Company in December 1998. In addition, Ostex decided to reduce the level of funding to outside companies for the NTx point-of-care development programs.

       Selling, general and administrative expenses totaled $2,904,000 for the nine-month period ended September 30, 1999, compared to $5,784,000 for the nine-month period ended September 30, 1998. The $2,880,000 decrease was due to lower labor and overhead costs resulting from fewer personnel in the first three quarters of 1999 versus the same period in 1998, which was driven by the restructuring plan implemented by the Company in December 1998. In addition, 1999 expenditures were lower in the areas of litigation costs and marketing compared to the same period in 1998.

       Net other income consists primarily of interest income and totaled $325,000 for the nine-month period ended September 30, 1999, compared to $561,000 for the nine-month period ended September 30, 1998. The decrease is due to a lower rate of return on the Company's investment portfolio due to lower interest rates and lower invested balances resulting from using cash to fund the Company's operating losses.

LIQUIDITY AND CAPITAL RESOURCES

       As of September 30, 1999, the Company had cash and cash equivalents and short-term investments of $8,933,000, working capital of $ 9,287,000 and total shareholders' equity of $11,847,000. As a result of funding operating losses during the nine months ended September 30, 1999, cash, cash equivalents and short-term investments decreased by $2,046,000, working capital decreased by $1,337,000 and shareholders equity decreased by $1,641,000. During the nine-month period ended September 30, 1999, the Company repurchased $239,000 of it's common stock, purchased $38,000 in property, plant and equipment and reduced notes payable by $155,000.

       The Company's future capital requirements depend upon many factors, including the effectiveness of Osteomark NTx Serum and Urine tests and the new point-of-care device's commercialization activities and arrangements; continued scientific progress in its research and development programs; the costs involved in filing, prosecuting and enforcing patent claims; and the time and costs involved in obtaining regulatory approvals. Depending on the expenses associated with these activities and their effectiveness on sales growth realization, additional funds from equity or debt financing may be required in the future. There can be no assurance that such additional funds will be available on favorable terms, if at all. If additional funds become necessary, the Company may seek to raise additional capital if conditions in the public equity markets are favorable or through private placements, even if the Company does not have an immediate need for additional cash at that time. If additional financing is not available, the Company believes that its existing available cash, its future license and research revenues from existing collaboration agreements, its current level of product sales and interest income from short-term investments, and the impact of current cost reduction activities, will be adequate to fund operations into the foreseeable future.

OTHER FACTORS THAT MAY AFFECT OPERATING RESULTS

         The Company's operating results may fluctuate due to a number of factors including, but not limited to, volume and timing of product sales, pricing, market acceptance of the Company's products, changing economic conditions in the healthcare industry, activities of competitors, delays and increased costs of product and technology development, delays in production of the new point-of-care device, the Company's ability to develop and maintain collaborative arrangements, the outcome of litigation, and the effect of the Company's accounting policies and other risk factors detailed in the Company's 1998 Form 10-K and other SEC filings. All of the foregoing factors are difficult for the Company to predict and can materially adversely affect the Company's business and operating results.

         The Company has upgraded its financial and manufacturing information system software to a Year 2000 compliant version as represented by the software manufacturer. The Company has assessed the Year 2000 compliance of its other computer system software and manufacturing equipment and expects to complete all necessary upgrades to be Year 2000 compliant no later than December 31, 1999. In addition, the Company has contacted all key vendors and suppliers regarding Year 2000 compliance and has received no responses indicating that any vendor or supplier will not be Year 2000 compliant. The Company has also created a Year 2000 project team that periodically reviews relevant issues regarding compliance. The costs of Year 2000 initiatives have primarily been incurred and are not expected to be material to the Company's results of operations or financial position in future periods. Failure to timely complete the Company's Year 2000 initiatives could result in the Company's software being rendered inoperative. Although the Company has no formal contingency plans in place, in such event, the Company would attempt to perform its MIS functions, and other functions currently performed by software, manually through the dedication of additional personnel to performing such functions. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurance that the systems and products of other companies on which the Company's operations rely will be converted on a timely basis and will not have a material adverse effect on the Company's results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not Applicable

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to the board for approval this quarter.

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


                                     OSTEX  INTERNATIONAL,  INC.



       DATED:  November 15, 1999     By          /s/ Thomas A. Bologna
                                          --------------------------------------
                                                  Thomas A. Bologna
                                           Chairman, President and Chief
                                                  Executive Officer
                                          (principal financial and principal
                                                 accounting officer)

                            OSTEX INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS
                                    (unaudited)


                                                                                       September 30,        December 31,
                                                                                           1999                 1998
                                                                                     -----------------    -----------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                              1,534,000          $ 2,744,000
     Short-term investments                                                                 7,399,000            8,235,000
     Trade receivables and other current assets, net                                          772,000              858,000
     Inventory, at cost                                                                       240,000              247,000
                                                                                     -----------------    -----------------
          Total current assets                                                              9,945,000           12,084,000
                                                                                     -----------------    -----------------

Property, Plant and Equipment, net                                                          1,961,000            2,382,000
Other Assets                                                                                  599,000              599,000
                                                                                     -----------------    -----------------

          Total assets                                                                   $ 12,505,000         $ 15,065,000
                                                                                     =================    =================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                    $     74,000         $    557,000
     Accrued expenses                                                                         415,000              696,000
     Current portion of note payable                                                          169,000              207,000
                                                                                     -----------------    -----------------
          Total current liabilities                                                           658,000            1,460,000
                                                                                     -----------------    -----------------

Noncurrent Liabilities
     Note payable, net of current portion                                                           -              117,000
                                                                                     -----------------    -----------------

Commitments and Contingencies

Shareholders' Equity:
     Common stock, $.01 par value, 50,000,000 authorized;
          12,483,100 and 12,696,250 issued and outstanding at
          September 30, 1999 and December 31, 1998 respectively                               125,000              127,000
     Additional paid-in capital                                                            45,405,000           45,642,000
     Accumulated items of comprehensive loss                                                 (102,000)             (58,000)
     Accumulated deficit                                                                  (33,581,000)         (32,223,000)
                                                                                     -----------------    -----------------
          Total shareholders' equity                                                       11,847,000           13,488,000
                                                                                     -----------------    -----------------

          Total liabilities and shareholders' equity                                     $ 12,505,000         $ 15,065,000
                                                                                     =================    =================


The accompanying notes are an integral part of these condensed financial statements

              OSTEX INTERNATIONAL, INC.

            CONDENSED STATEMENTS OF OPERATIONS
                     (unaudited)


                                                                    Quarter Ended                      Year to Date
                                                          ---------------------------------  ---------------------------------
                                                            September, 30    September, 30     September, 30   September, 30
                                                               1999             1998              1999             1998
                                                          ---------------  ----------------  ---------------  ----------------
Revenues:
     Product sales and research testing services             $ 1,335,000       $   623,000     $  3,363,000      $  2,215,000

Operating Expenses:
     Cost of products sold                                       287,000           217,000          807,000           669,000
     Research and development                                    386,000           661,000        1,335,000         2,182,000
     Selling, general and administrative                         961,000         1,759,000        2,904,000         5,784,000
                                                          ---------------  ----------------  ---------------  ----------------
          Total operating expenses                             1,634,000         2,637,000        5,046,000         8,635,000
                                                          ---------------  ----------------  ---------------  ----------------

          Loss from operations                                  (299,000)       (2,014,000)      (1,683,000)       (6,420,000)

Other Income, net                                                 78,000           171,000          325,000           561,000
                                                          ---------------  ----------------  ---------------  ----------------

          Net loss                                           $  (221,000)     $ (1,843,000)    $ (1,358,000)     $ (5,859,000)
                                                          ===============  ================  ===============  ================


Basic and diluted net loss per common share                  $     (0.02)     $      (0.15)    $      (0.11)     $      (0.46)
Shares used in calculation of net loss per share              12,503,000        12,696,000       12,589,000        12,696,000


The accompanying notes are an integral part of these condensed financial statements

                             OSTEX INTERNATIONAL, INC.

                         CONDENSED STATEMENTS OF CASH FLOWS
                                    (unaudited)


                                                                                                   Year to Date
                                                                                     -----------------------------------------
                                                                                        September 30,         September 30,
                                                                                            1999                  1998
                                                                                     -------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                         (1,570,000)           (5,732,000)
                                                                                     -------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments                                                     (6,379,000)          (31,606,000)
     Proceeds from sales and maturities of short-term investments                             7,171,000            38,512,000
     Purchases of property, plant and equipment                                                 (38,000)              (92,000)
                                                                                     -------------------   -------------------

             Net cash provided by investing activities                                          754,000             6,814,000
                                                                                     -------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of common stock                                                                (239,000)                    -
     Payments on note payable                                                                  (155,000)             (136,000)
                                                                                     -------------------   -------------------
             Net cash provided used in financing activities                                    (394,000)             (136,000)
                                                                                     -------------------   -------------------

NET  DECREASE IN CASH AND CASH EQUIVALENTS                                                   (1,210,000)              946,000

CASH AND CASH EQUIVALENTS, beginning of period                                                2,744,000             2,201,000
                                                                                     -------------------   -------------------

CASH AND CASH EQUIVALENTS, end of period                                                    $ 1,534,000           $ 3,147,000
                                                                                     ===================   ===================


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

2.  COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income", which was effective for the Company beginning January 1, 1998, establishes standards for reporting and disclosure of comprehensive income. The components of comprehensive income for the nine months ended September 30, 1999 and September 30, 1998, are as follows:


                                                                       September, 30       September, 30
                                                                        1999                   1998
                                                                  -----------------      -----------------
Net Loss from operations                                              $ (1,358,000)          $ (5,859,000)
Unrealized gain/(loss) on short-term investments                           (44,000)               (51,000)
                                                                  -----------------      -----------------

Total comprehensive loss                                              $ (1,402,000)          $ (5,910,000)
                                                                  =================      =================
