Form 10-K405
period 1999-12-31
OSTEX INTERNATIONAL INC /WA/
filed 2000-03-30
CIK 932631

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

----
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
----                            ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                    -- or --

----
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
----                          EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM           TO
                                      ----------  ----------

                                     0-25250
                             COMMISSION FILE NUMBER

                            OSTEX INTERNATIONAL, INC.
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

                  STATE OF WASHINGTON                                                     91-1450247
STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION                  I.R.S. EMPLOYER IDENTIFICATION NUMBER


          2203 AIRPORT WAY SOUTH, SUITE 400, SEATTLE, WASHINGTON 98134
                                  206-292-8082
           ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES


Securities registered pursuant to Section 12(b) of the Act:         Securities registered pursuant to Section 12(g) of the
      (none)                     (none)                                                 Act:
 TITLE OF CLASS    EACH EXCHANGE ON WHICH REGISTERED                       COMMON STOCK, $.01 PAR VALUE
                                                                                     TITLE OF CLASS

    Indicate by check mark whether the registrant (1) has filed all   Yes [ X ]
reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to
file such reports), and (2) has been subject to such filing             No [ ]
requirements for the past 90 days.

    Indicate by check mark if disclosure of delinquent filers             [ X ]
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $47,833,000 on March 16, 2000, based on the per-share closing price of $4.81 on the Nasdaq National Market.

 The number of shares of Common Stock outstanding as of March 16, 2000 was
                                  12,479,139.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 is incorporated by reference into Part I, Part II and Part III of this Form 10-K.

(2) Portions of the Registrant's Proxy Statement for the Registrant's Annual Shareholders Meeting to be held Wednesday, May 24, 2000, to be filed pursuant to Regulation 14A is incorporated by reference into Part III of this Form 10-K.

                            OSTEX INTERNATIONAL, INC.

                               INDEX TO FORM 10-K


                                                                    PART I

                                                                                                    PAGE
                                                                                                    ----

ITEM 1     BUSINESS                                                                                  2

ITEM 1A    RISK FACTORS                                                                              4

ITEM 1B    EXECUTIVE OFFICERS OF THE REGISTRANT                                                      9

ITEM 2     PROPERTIES                                                                               10

ITEM 3     LEGAL PROCEEDINGS                                                                        10

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                      10

                                                                    PART II

ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS                    11

ITEM 6     SELECTED FINANCIAL DATA                                                                  12

ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                                      12

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                                                     12

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                              12

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                                                      12

                                                                   PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                       13

ITEM 11    EXECUTIVE COMPENSATION                                                                   13

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                           13

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                           13

                                                                    PART IV

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K                                                                                 14

SIGNATURES                                                                                          17

For the purpose of this Form 10-K, the following capitalized terms shall have the following meanings:

       "Company" or "Ostex" shall mean Ostex International, Inc., a Washington corporation;

       "Annual Report to Shareholders" shall mean the annual report to shareholders of Ostex International, Inc. for the year ended December 31, 1999; and

       "Proxy Statement" shall mean the proxy statement for the 2000 shareholders meeting of Ostex International, Inc. to be held Wednesday, May 24, 2000, to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A.

                                     PART I

       When used in this report and in the Company's Annual Report to Shareholders (which discussion has been incorporated herein by reference), the words "believes," "intends", "anticipates," "plans to" and "expects" and similar expressions are intended to qualify as forward-looking statements. Such statements are subject to certain risks and uncertainties and there are a number of important factors that could cause actual results to differ materially from those projected. These factors include, among others, the factors described under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Factors that May Affect Operating Results" in the Company's Annual Report to Shareholders and the risk factors included herein. Readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.   BUSINESS

       Ostex was incorporated in the State of Washington in 1989. The Company is engaged in the discovery and commercialization of products associated with osteoporosis and other collagen-related diseases. The Company believes that its lead product, the OSTEOMARK-registered trademark- test, incorporates breakthrough and patented technology in the area of bone resorption measurement. Ostex has formed collaborative relationships with leading diagnostic and pharmaceutical companies to aid in the commercialization of Osteomark. As of December 31, 1999, the Company had 35 employees.

       Osteoporosis is a significant health problem. According to the National Osteoporosis Foundation (the "NOF"), osteoporosis afflicts approximately 30 million people in the U.S. alone. Additionally, millions of people are at risk of skeletal degradation associated with Paget's disease of bone, cancer that metastasizes to bone, hyperparathyroidism (overactivity of the parathyroid gland, characterized by a reduction of bone mass) and renal osteodystrophy. In spite of the serious human and economic consequences of these diseases (according to the NOF, the direct healthcare and indirect lost productivity costs of osteoporosis exceed $10 billion annually in the U.S. alone), medical intervention usually commences only after pain, immobility, fractures, or other symptoms have appeared. The Company expects the osteoporosis therapeutic market will increase significantly. The Company also believes new therapeutic products are under development for osteoporosis, some of which are in late-stage clinical trials, and that the Osteomark test can be used to effectively predict a patient's response to osteoporosis therapy and monitor existing therapies and other therapies which may be developed.

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

       On May 8, 1995, the Company's Osteomark test became commercially available in the United States as a urinary test that provides a quantitative measure of the excretion of cross-linked N-telopeptides of Type I collagen (NTx) as an indicator of human bone resorption, and in July 1996 the Company received expanded claims for the test. The 1996 claims allow that an Osteomark test measurement, if taken prior to the initiation of hormonal antiresorptive therapy, can be utilized to predict a patient's response to that therapy, in terms of its effect on bone mineral density. Additionally, the claims allow that the test can be used for therapeutic monitoring of antiresorptive therapies in postmenopausal women, as well as individuals diagnosed with osteoporosis and Paget's disease, and for therapeutic monitoring of estrogen-suppressing therapies. In March 1998, the claims were further expanded by allowing that, in addition to the 1996 claims, an Osteomark test measurement can identify the probability for a decrease in bone mineral density in postmenopausal women taking calcium supplements relative to those treated with hormonal antiresorptive therapy. The Company is manufacturing and marketing the Osteomark test in an Enzyme-linked Immunosorbent Assay ("ELISA") format for testing urine or serum samples.

       In February 1999, the Company began commercially marketing Osteomark NTx Serum. Osteomark NTx Serum is the first and only commercially available test in the United States that measures specific bone breakdown by osteoclasts using a blood sample. The Company believes that the use of a serum NTx test provides a number of advantages to testing laboratories, including the elimination of the requirement to normalize NTx values to creatinine concentration.

       Worldwide promotion of the Osteomark urine test kits is also supported by Johnson & Johnson Clinical Diagnostics, Inc. ("Johnson & Johnson"). In 1995 the Company entered into research, development, license and supply agreements with Johnson & Johnson. These agreements grant Johnson & Johnson a license to manufacture, sell and distribute certain products using Ostex's bone resorption technology. Currently, Johnson & Johnson distributes in the United States and certain foreign countries the Osteomark test in the existing microtiter plate format and has adapted the urine test for use with its automated analyzer. Ostex receives royalties on Johnson & Johnson's sales of products incorporating the Ostex technology.

       Under the Johnson & Johnson license agreement, the Company has the right to license its technology for use on automated instruments to one other company in addition to Johnson & Johnson. The Company is currently evaluating other potential collaborators to adapt the Osteomark test to other high-speed automated instruments.

       In the year ended December 31, 1999, the Company's largest customer, Johnson & Johnson, accounted for approximately 14% of the Company's product sales. The termination of the Company's relationship with Johnson & Johnson could have a material adverse effect on the Company's results of operations. See "Risk Factors - Reliance on Collaborative Agreements and Certain Relationships".

       In 1992, Ostex entered into a research and development agreement and a license agreement with Mochida Pharmaceutical Co., Ltd. ("Mochida"), a Japanese pharmaceutical company, for the commercialization of the Osteomark test in Japan. Under the research and development agreement, Mochida has an option to license the NTx serum test and has paid Ostex $3,350,000 in development fees to date. Future payments of $750,000 under the agreement are contingent upon Mochida's decision to exercise its option. Under the license agreement, Ostex granted Mochida exclusive marketing and distribution rights to certain Ostex products in Japan. Since 1992, Mochida has paid Ostex $2,500,000 in licensing fees for the Osteomark test. In January 1998, Mochida launched the Osteomark test in Japan for the management of patients with hyperparathyroidism and for patients with metastatic bone tumors. During 1999, Ostex sold Mochida the critical reagents to be assembled into finished products in Japan by Mochida. Beginning in 2000, Ostex will sell the finished product to Mochida.

       The Company also plans to develop and market the Osteomark test in other formats, including formats suitable for use in the physician's office. The Company has an agreement with Metrika, Inc. ("Metrika"), a diagnostic device company, to develop a physician's office "point-of-care" Osteomark test device. The

Company and Metrika have developed this fully disposable point-of-care NTx test as an indicator of bone resorption that computes an NTx value and displays it digitally.

       OSTEOMARK and OSTEX are registered United States ("U.S.") trademarks of the Company. The Company has also registered its OSTEOMARK trademark in 46 other countries. Additional trademark applications are pending.

       The Company's collagen breakdown test technology is covered by 29 U. S. patents, 4 European patents, 5 Japanese patents, and patents in Australia, Canada, Ireland, Korea, Russia, Spain, Hong Kong, and Singapore. Three of the European patents and two of the Japanese patents are in opposition proceedings. Additional patent applications are pending. See "Risk Factors - Dependence on Licensed Patents and Proprietary Rights". The Company's patents are variously directed to type I collagen breakdown products including NTx, CTx, and deoxypyridinoline, as well as related breakdown products of type II and type III collagen. The Company's patents will expire in 2007 or later.

       The Company's research and development expenditures, all of which were funded by the Company, totaled $1,734,000, $2,901,000, and $4,470,000, in 1999,
1998 and 1997, respectively.

       The Company's product sales from external customers in foreign countries totaled $822,000, $517,000, and $652,000, in 1999, 1998 and 1997, respectively.
Foreign sales were primarily to Europe, Canada and South America.

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

LENGTHY REGULATORY PROCESSES AND UNCERTAINTY OF REGULATORY APPROVALS

       The process of obtaining Food and Drug Administration (FDA) and other required regulatory approvals can be lengthy and expensive. The time required for approvals is uncertain, and often depends on the type, complexity and novelty of the product. There can be no assurance that regulatory agencies will act favorably or quickly in their review of any submission by the Company, and significant difficulties or costs may be encountered by the Company in its efforts to obtain approvals that could delay or preclude the Company from marketing its products. Furthermore, there can be no assurance that the agency will not request the development of additional data following original submissions, causing the Company to incur further cost and delay. Nor can there be any assurance that the FDA will not restrict the intended use of a submitted product as a condition for clearance.

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

HISTORY OF LOSSES AND LIMITED OPERATING HISTORY

       The Company has a limited operating history and had a retained deficit through December 31, 1999 of $33,793,000. For the year-end December 31, 1999, the Company had a net loss of $1,570,000. The Company expects to incur additional costs as it continues with its operations, marketing efforts, research and development activities, and clinical trials. The Company expects to continue to incur losses in future periods and the Company is unable to predict when, if at all, it will achieve profitability.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FINANCING

       The Company's future capital requirements depend upon many factors, including the effectiveness of Osteomark NTx Serum and Urine tests commercialization activities and arrangements; continued scientific progress in its research and development programs; the costs involved in filing, prosecuting and enforcing patent claims; the manufacturing needs for new products; and the time and costs involved in obtaining regulatory approvals. Additional funds from equity or debt financing may be required. There can be no assurance that such additional funds will be available on favorable terms, if at all. Because of the Company's significant long-term cash requirements, it may seek to raise additional capital if conditions in the public equity markets are favorable or through private placements, even if the Company does not have an immediate need for additional cash at that time. If additional financing is not available, the Company believes that its existing available cash, its future license and research revenues from existing collaboration agreements, its current level of product sales and interest income from short-term investments will be adequate to fund operations into the foreseeable future.

INTENSE COMPETITIVE ENVIRONMENT

       Competition from biotechnology companies, diagnostic companies, pharmaceutical companies, and research and academic institutions is intense and is based on price as well as product performance. A number of diagnostic tests and procedures, and other non-invasive tests for osteoporosis and other bone disorders currently exist and others are in development, and the manufacturers of these tests will continue to improve them. In addition, the diagnostic industry is subject to rapid technological change. There can be no assurance that the Company's competitors will not succeed in developing products that are more effective or less expensive than those which have been or are being developed by the Company or which would render the Company's core technology obsolete or non-competitive. Many of the Company's competitors have substantially greater financial, technical and human resources than the Company. In addition, many of these competitors have significantly greater experience and resources than the Company in undertaking clinical trials and other regulatory approval procedures as well as in marketing and achieving manufacturing efficiencies. There are also small companies, academic institutions, governmental agencies and other research organizations that are conducting research in the area of osteoporosis and other collagen-related diseases. These entities may also market commercial products either on their own or through collaborative efforts. The Company's competitors may develop technologies and products that are available for sale prior to the Company's products or at a lower cost or with better technical characteristics rendering the Company's products less competitive.

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

ITEM 1B.   EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their ages are as follows:


NAME                                AGE                                 POSITION
----                                ---                                 --------

Thomas A. Bologna                   51                Chairman, President and Chief Executive
                                                              Officer

Thomas F. Broderick                 51                Vice President, Patent and General Counsel

J. Daniel Clemens                   43                Vice President, Product Development

Michael C. Perry                    55                Vice President, Sales and Marketing

Nancy J.S. Mallinak                 38                Vice President, Regulatory and Clinical
                                                              Affairs

Cory J. Smith                       49                Vice President, Manufacturing

       There were no family relationships between any executive officers of the Company.

       THOMAS A. BOLOGNA joined the Company in July 1997 as the President and Chief Executive Officer and as a member of the Board of Directors. From January 1996 to July 1997 Mr. Bologna was a principal in Healthcare Venture Associates, a consulting firm. From January 1994 to January 1996 Mr. Bologna was President and Chief Executive Officer for Scriptgen Pharmaceuticals, Inc., a biotechnology company with proprietary drug screening and development technology that is developing orally active drugs to regulate gene expression, and from July 1987 to January 1994 Mr. Bologna was the Chairman of the Board of Directors and President and Chief Executive Officer of Gen-Probe Incorporated, a biotechnology company commercializing genetic-probe-based technology for diagnostic and therapeutic applications.

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

       MICHAEL C. PERRY joined the Company in February 2000 as Vice President, Sales and Marketing. Prior to joining Ostex, Mr. Perry was National Sales Manager for Sarstedt, Inc., a privately held company. Prior to Sarstedt, Mr. Perry was with Organon Teknika Corporation for over 20 years.

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

       CORY J. SMITH was named Vice President, Manufacturing in September 1998. Mr. Smith was Director of Manufacturing for the Company from October 1993 to September 1998 and was the Manufacturing Engineer for the Company from September 1992 to October 1993. Prior to joining Ostex,

Mr. Smith was the Quality Assurance Manager from June 1991 to September 1992 at Genetic Systems Corporation/Sanofi.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of shareholders during the fourth quarter ended December 31, 1999.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

       The Company's Common Stock is traded on the Nasdaq National Market-registered trademark- under the symbol "OSTX". The following table lists the high and low trading prices for the Company's Common Stock as reported on the Nasdaq National Market.


       1999                                   HIGH     LOW
       -------------------------------------- ------- --------
       1st quarter                            $2.44    $0.44
       2nd quarter                             1.75     0.97
       3rd quarter                             1.37     1.00
       4th quarter                             4.88     0.94


       1998                                   HIGH     LOW
       -------------------------------------- ------- --------
       1st quarter                            $3.06    $1.88
       2nd quarter                             3.00     1.25
       3rd quarter                             2.00     0.31
       4th quarter                             1.00     0.34

       The closing price of the Common Stock on December 31, 1999 was $3.00.

HOLDERS OF COMMON STOCK

       As of March 16, 2000, there were 12,479,139 shares of Common Stock outstanding held of record by approximately 133 shareholders. The Company believes there are approximately 3,700 additional owners of Common Stock who own shares held in street name.

DIVIDEND POLICY

       The Company has never paid cash dividends and has no present intention of paying dividends in the foreseeable future.

COMMON STOCK WARRANT

       During the period covered by this report on Form 10-K, the Company granted an unregistered warrant to an outside consultant for the purchase of 100,000 shares of Common Stock at an exercise price of $2.00, in exchange for services to be provided to the Company. The warrant vests in twelve equal monthly installments beginning one month after the grant date, March 23, 1999, and expires three years from the grant date, March 22, 2002.

       This warrant was exempt from registration under the Securities Act pursuant to Section 4 (2) of the Securities Act on the basis that the transaction did not involve a public offering.

TRANSFER AGENT AND REGISTRAR

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

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K

       A.  FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

           (1)      FINANCIAL STATEMENTS

                The following financial statements and "Report on Independent Public Accountants" are incorporated by reference to pages 20 through 30 of the Annual Report to Shareholders and are listed below. Certain information provided in the Annual Report to Shareholders is included as Exhibit 13.0 to this Annual Report on Form 10-K.


                                                                                  Page within
       FINANCIAL STATEMENTS                                                      ANNUAL REPORT

       Balance Sheets                                                                    20
       Statements of Operations                                                          21
       Statements of Cash Flows                                                          22
       Statements of Shareholders' Equity                                                23
       Notes to Financial Statements                                                     24
       Report of Independent Public Accountants                                          30

           (2)      FINANCIAL STATEMENT SCHEDULES

                Financial Statement Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

           (3)      Exhibit Index (see note (1))

                                  EXHIBIT INDEX


        Exhibit
         NUMBER                                      DESCRIPTION                                       NOTES
         ------                                      -----------                                       -----

         3.1        Articles of Incorporation, as amended, dated January 1997                           (2)

         3.2        Bylaws, as amended                                                                  (3)

         4.1        Specimen Common Stock Certificate                                                   (3)

        10.1A       Amended and Restated Stock Option Plan*                                             (3)
        10.1B       Form of Employee Stock Option Agreement*                                            (3)
        10.1C       Form of Director's Stock Option Agreement*                                          (3)

        10.2        Amended and Restated Directors' Nonqualified Stock Option Plan dated July 16,       (4)
                   1997*

        10.3        Amended and Restated 1994 Stock Option Plan*                                        (4)

                    AGREEMENTS WITH HOLOGIC, INC.

        10.4A       Co-Promotion and Sales Representation Agreement dated January 14, 1997           (5)(6)
        10.4B       Joint Development, License and Supply Agreement dated January 14, 1997           (5)(6)

        10.5        Form of  Indemnification Agreement with officers and directors*                     (3)

        10.7        Agreement with Thomas A. Bologna Executive Employment Agreement dated July 16,      (7)
                    1997*


        Exhibit
         NUMBER                                   DESCRIPTION                                  NOTES
         ------                                   -----------                                  -----

                    AGREEMENTS WITH MOCHIDA PHARMACEUTICAL CO., LTD.
        10.12A      Research and Development Agreement dated August 1992                          (3)
        10.12B      Osteomark License Agreement Dated August 1992                                 (3)
        10.12D      Second Amendment to Osteomark License Agreement dated December 24, 1997       (5)

                    AGREEMENTS WITH THE WASHINGTON RESEARCH FOUNDATION

        10.13A      Restated Exclusive License Agreement effective June 19, 1992 (Urinary         (3)
                    Assay for Measuring Bone Resorption)
        10.13B      Amendment to Restated Exclusive License Agreement effective January 1,        (3)
                    1993

        10.13C      Second Amendment effective June 2, 1994                                       (3)
        10.14       Exclusive License Agreement dated February 10, 1994 (O-CSF)

                    AGREEMENTS WITH THE UNIVERSITY OF WASHINGTON

        10.15A      Research Agreement dated July 1, 1996 (Molecular Markers of Connective     (5)(6)
                    Tissue Degradation)
        10.15B      Research Agreement dated October 1, 1996 (Role of O-CSF in Osteoclast      (5)(6)
                    Regulation)

        10.16A      Know-How Transfer and Consulting Agreement dated September 18, 1989 with      (3)
                    David R. Eyre, Ph.D.*
        10.16B      Extension and Amendment dated May 1, 1992*                                    (3)

        10.19       Osteomark EIA Exclusive Distribution License Agreement dated March 28,        (3)
                    1994 with Technogenetics S.R.L.

        10.20       Osteomark EIA Distribution License Agreement dated July 12, 1994 with         (3)
                    BRAHMS Diagnostic (formerly Henning Berlin GmbH)

        10.23       Osteomark Agreement dated February 12, 1993, as amended May 10, 1994,         (3)
                    with Nichols Institute Reference Laboratory

                    LEASE AGREEMENTS
        10.27A      Lease Agreement dated October 2, 1995, with David A. Sabey and Sandra L.      (8)
                    Sabey                                                                         (2)
        10.27B      First Amendment of Lease dated October 15, 1996, with the City of
                    Seattle, successor-in-interest to David A. Sabey and Sandra L. Sabey

                    AGREEMENTS WITH JOHNSON & JOHNSON CLINICAL DIAGNOSTICS, INC.
        10.28A      Distribution Agreement dated June 7, 1995                                     (9)
        10.28B      Research, Development, License and Supply Agreement dated June 7, 1995        (9)

        10.29 Clinical Laboratory Services License and Supply Agreement dated October (8) 25, 1995, with SmithKline Beecham Clinical
                   Laboratories, Inc.

        10.30       Promotion Agreement dated September 30, 1997 with Wyeth-Ayerst                (7)
                    Laboratories

        10.31       Agreement with Laboratory Corporation of America-TM-Holdings (LabCorp),      (10)
                    dated January 11, 1996

        10.32A      Joint Development, License and Co-Marketing Agreement dated April 10,        (11)
                    1997 with Metrika, Inc.

        10.33       Form of CS First Boston Corporation Warrant                                  (12)

        10.34       Form of Invemed Associates, Inc. Warrant                                     (13)


      Exhibit
      NUMBER                                       DESCRIPTION                                  NOTES
      ------                                       -----------                                  -----

        10.35       Shareholder Rights Agreement dated January 21, 1997                          (14)

        10.36       Physician Sales and Service Dealership Agreement dated October 1, 1999       (15)

        13.0 Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, Financial
                    Statements and Notes to the Financial Statements from the Company's Annual Report to Shareholders for the year ended
                    December 31, 1999

        23.1        Consent of Arthur Andersen LLP

        27.1        Financial Data Schedule

-----------------------------

*      Management contract or compensatory plan or agreement.

(1) Copies of exhibits may be obtained at prescribed rates from the Public Reference Section of the Commission at 450 5th Street NW, Room 1024, Washington, D.C. 20549, or through the Commission's Edgar system located on the internet at www.sec.gov.
(2) Incorporated herein by reference to exhibit of the same number filed with Form 10-K with the Commission for the year ended December 31, 1996
(3) Incorporated herein by reference from Item 16(a) of Registrant's Form S-1 Registration Statement as declared effective January 24, 1995 (No. 33-86118).
(4) Incorporated herein by reference to exhibit of the same number filed with Form S-8 with the Commission on January 13, 1998.
(5) Confidential treatment requested. Exhibit omits information that has been filed separately with the Commission.
(6) Incorporated herein by reference to exhibits of the same number filed with Form 10-K with the Commission for the year ended December 31, 1996, and as amended with Form 10-K/A on October 17, 1997.
(7) Incorporated herein by reference to exhibits of the same number filed with Form 10-K with the Commission for the year ended December 31, 1997.
(8) Incorporated herein by reference to exhibit of the same number filed with Form 10-K with the Commission for the year ended December 31, 1995.
(9) Incorporated herein by reference to exhibit of the same number filed with Form 10-Q with the Commission for the quarter ended June 30, 1995
(10) Incorporated herein by reference to exhibit of the same number filed with Form 10-Q with the Commission for the quarter ended March 31, 1996.
(11) Incorporated herein by reference to exhibit of the same number filed with Form 10-Q with the Commission for the quarter ended September 30, 1997.
(12) Incorporated herein by reference to exhibit number 1.1A filed with the Registrant's Form S-1 Registration Statement as declared effective January 24, 1995 (No. 33-86118).
(13) Incorporated herein by reference to exhibit number 1.1B filed with the Registrant's Form S-1 Registration Statement as declared effective January 24, 1995 (No. 33-86118).
(14) Incorporated herein by reference to exhibit number 4.5 filed with Form 8-A with the Commission in January 1997.
(15) Confidential treatment has been granted or requested with respect to portions of this exhibit.

       (B) REPORTS ON FORM 8-K

       None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2000.

                                                 OSTEX INTERNATIONAL, INC.

                                             By  /s/ THOMAS A BOLOGNA
                                              ----------------------------------
                                              Thomas A. Bologna
                                              Chairman, President and Chief
                                              Executive Officer and Director

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


                  SIGNATURE                                          CAPACITIES                                      DATE
                  ---------                                          ----------                                    ----

                                                               Chairman, President and
        /S/ THOMAS A. BOLOGNA                                   Chief Executive Officer                        March 24, 2000
----------------------------------------                   (principal executive officer and
            Thomas A. Bologna                                principal financial officer)


        /S/ THOMAS J. CABLE                                            Director                                March 24, 2000
----------------------------------------
            Thomas J. Cable

        /S/ ELISABETH L. EVANS                                         Director                                March 24, 2000
----------------------------------------
            Elisabeth L. Evans

        /S/ DAVID R. EYRE                                              Director                                March 24, 2000
----------------------------------------
            David R. Eyre

        /S/ FREDRIC J. FELDMAN                                         Director                                March 24, 2000
----------------------------------------
            Fredric J. Feldman

        /S/ GREGORY D. PHELPS                                          Director                                March 24, 2000
----------------------------------------
            Gregory D. Phelps

        /S/ JOHN H. TRIMMER                                            Director                                March 24, 2000
----------------------------------------
            John H. Trimmer
