Form 10-K405/A
period 1999-12-31
OSTEX INTERNATIONAL INC /WA/
filed 2000-04-14
CIK 932631

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                   AMENDMENT 1


/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                    -- or --

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________  TO __________

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

                                   ----------

Securities registered pursuant to           Securities registered pursuant to
Section 12(b) of the Act:                   Section 12(g) of the Act:
    (none)                     (none)
TITLE OF CLASS    EACH EXCHANGE ON WHICH REGISTERED
                                                    COMMON STOCK, $.01 PAR VALUE
                                                          TITLE OF CLASS

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [ X ]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                   ----------

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $47,833,000 on March 16, 2000, based on the per-share closing price of $4.81 on the Nasdaq National Market.

     The number of shares of Common Stock outstanding as of March 16, 2000 was 12,479,139.

                                   ----------

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

                                   ----------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated herein by reference to the Financial Statements and "Notes to Financial Statements" on pages 20-29, and "Report of Independent Public Accountants" on page 30, of the Annual Report to Shareholders. In addition, this information is included as Exhibit 13.0 to this Annual Report on Form 10-K.

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K

     A. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

          (1) FINANCIAL STATEMENTS

               The following financial statements are incorporated by reference to pages 20 through 30 of the Annual Report to Shareholders and are listed below. Certain information provided in the Annual Report to Shareholders along with the "Report of Independent Public Accountants" are included as Exhibit 13.0 to this Annual Report on Form 10-K.


                                                                Page within
       FINANCIAL STATEMENTS                                    Annual Report
       --------------------                                    --------------
       Balance Sheets                                              20
       Statements of Operations                                    21
       Statements of Cash Flows                                    22
       Statements of Shareholders' Equity                          23
       Notes to Financial Statements                               24
       Report of Independent Public Accountants                    30



          (2) FINANCIAL STATEMENT SCHEDULES

               Financial Statement Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

          (3) Exhibit Index (see note (1))

                                  EXHIBIT INDEX


Exhibit
Number                        Description                                                      Notes
-------                       -----------                                                      -----
3.1       Articles of Incorporation, as amended, dated January 1997                              (2)

3.2       Bylaws, as amended                                                                     (3)

4.1       Specimen Common Stock Certificate                                                      (3)

10.1A     Amended and Restated Stock Option Plan*                                                (3)
10.1B     Form of Employee Stock Option Agreement*                                               (3)
10.1C     Form of Director's Stock Option Agreement*                                             (3)


10.2      Amended and Restated Directors' Nonqualified Stock Option Plan dated July 16, 1997*    (4)

10.3      Amended and Restated 1994 Stock Option Plan*                                           (4)



           AGREEMENTS WITH HOLOGIC, INC.
           -----------------------------
10.4A      Co-Promotion and Sales Representation Agreement dated January 14, 1997              (5)(6)
10.4B      Joint Development, License and Supply Agreement dated January 14, 1997              (5)(6)

10.5       Form of Indemnification Agreement with officers and directors*                         (3)


10.7       Agreement with Thomas A. Bologna Executive Employment Agreement dated July 16, 1997*   (7)

           AGREEMENTS WITH MOCHIDA PHARMACEUTICAL CO., LTD.
           ------------------------------------------------
10.12A     Research and Development Agreement dated August 1992                                   (3)
10.12B     Osteomark License Agreement Dated August 1992                                          (3)
10.12D     Second Amendment to Osteomark License Agreement dated December 24, 1997                (5)

           AGREEMENTS WITH THE WASHINGTON RESEARCH FOUNDATION
           --------------------------------------------------
10.13A     Restated Exclusive License Agreement effective June 19, 1992 (Urinary Assay for        (3)
           Measuring Bone Resorption)
10.13B     Amendment to Restated Exclusive License Agreement effective January 1, 1993            (3)
10.13C     Second Amendment effective June 2, 1994                                                (3)
10.14      Exclusive License Agreement dated February 10, 1994 (O-CSF)                            (3)

           AGREEMENTS WITH THE UNIVERSITY OF WASHINGTON
           --------------------------------------------
10.15A     Research Agreement dated July 1, 1996 (Molecular Markers of Connective Tissue
           Degradation)                                                                        (5)(6)
10.15B     Research Agreement dated October 1, 1996 (Role of O-CSF in Osteoclast Regulation)   (5)(6)

10.16A     Know-How Transfer and Consulting Agreement dated September 18, 1989 with David         (3)
           R. Eyre, Ph.D.*
10.16B     Extension and Amendment dated May 1, 1992*                                             (3)

10.19      Osteomark EIA Exclusive Distribution License Agreement dated March 28, 1994
           with Technogenetics S.R.L.                                                             (3)

10.20      Osteomark EIA Distribution License Agreement dated July 12, 1994 with BRAHMS
           Diagnostic (formerly Henning Berlin GmbH)                                              (3)

10.23      Osteomark Agreement dated February 12, 1993, as amended May 10, 1994, with
           Nichols Institute Reference Laboratory                                                 (3)

           LEASE AGREEMENTS
           ----------------
10.27A     Lease Agreement dated October 2, 1995, with David A. Sabey and Sandra L. Sabey         (8)
           First Amendment of Lease dated October 15, 1996, with the City of Seattle,
10.27B     successor-in-interest to David A. Sabey and Sandra L. Sabey                            (2)

           AGREEMENTS WITH JOHNSON & JOHNSON CLINICAL DIAGNOSTICS, INC.
           ------------------------------------------------------------
10.28A     Distribution Agreement dated June 7, 1995                                              (9)
10.28B     Research, Development, License and Supply Agreement dated June 7, 1995                 (9)

10.29      Clinical Laboratory Services License and Supply Agreement dated October 25,
           1995, with SmithKline Beecham Clinical Laboratories, Inc.                              (8)

10.30      Promotion Agreement dated September 30, 1997 with Wyeth-Ayerst Laboratories            (7)

10.31      Agreement with Laboratory Corporation of America(TM) Holdings (LabCorp), dated
           January 11, 1996                                                                      (10)

10.32A     Joint Development, License and Co-Marketing Agreement dated April 10, 1997 with
           Metrika, Inc.                                                                         (11)

10.33      Form of CS First Boston Corporation Warrant                                           (12)

10.34      Form of Invemed Associates, Inc. Warrant                                              (13)



       Exhibit
       Number                                          Description                                      Notes
       -------                                         -----------                                      -----
         10.35      Shareholder Rights Agreement dated January 21, 1997                                   (14)

         10.36      Physician Sales and Service Dealership Agreement dated October 1, 1999                (15)

         13.0       Report of Independent Public Accountant, Selected Financial Data, Management's
                    Discussion and Analysis of Financial Condition and Results of Operations, Financial
                    Statements and Notes to the Financial Statements from the Company's Annual Report to
                    Shareholders for the year ended December 31, 1999

         23.1       Consent of Arthur Andersen LLP

         27.1       Financial Data Schedule


----------

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment on form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on April 13, 2000.

                               OSTEX INTERNATIONAL, INC.

                               By /s/ THOMAS A BOLOGNA
                                  --------------------------------------
                                  Thomas A. Bologna
                                  Chairman, President and Chief
                                  Executive Officer and Director