Form 10-Q
period 2000-03-31
OSTEX INTERNATIONAL INC /WA/
filed 2000-05-15
CIK 932631

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



     /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                    -- or --

     / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                FOR THE TRANSITION PERIOD FROM ________ TO ______


                                 ----------------
                                     0-25250
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

                                 ----------------

    Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes [X]   No [ ]

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MAY 8, 2000 WAS 12,472,139.

                                 ----------------

                                         OSTEX INTERNATIONAL, INC.

                                             INDEX TO FORM 10-Q

                                       PART I - FINANCIAL INFORMATION


                                                                                                 Page
                                                                                                 -----
ITEM 1 - FINANCIAL STATEMENTS

       Condensed Balance Sheets                                                                  F-1

       Condensed Statements of Operations                                                        F-2

       Condensed Statements of Cash Flows                                                        F-3

       Notes to Condensed Financial Statements                                                   F-4

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                        1

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK                                                                         4

                          PART II -- OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     4

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                        4


                            OSTEX INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS


                                                                  March 31,      December 31,
                                                                    2000            1999
                                                                ------------    ------------
                                                                 (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                  $  1,609,000    $  1,562,000
     Short-term investments                                        6,221,000       6,838,000
     Trade receivables and other current assets, net                 793,000       1,142,000
     Inventory, at cost                                              684,000         251,000
                                                                ------------    ------------
          Total current assets                                     9,307,000       9,793,000
                                                                ------------    ------------

Property, Plant and Equipment, net                                 1,792,000       1,905,000
Other Assets                                                         599,000         599,000
                                                                ------------    ------------
          Total assets                                          $ 11,698,000    $ 12,297,000
                                                                ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                           $    247,000    $    278,000
     Accrued expenses                                                256,000         195,000
     Current portion of note payable                                  58,000         115,000
                                                                ------------    ------------
          Total current liabilities                                  561,000         588,000
                                                                ------------    ------------

Shareholders' Equity:
     Common stock, $.01 par value, 50,000,000 authorized;
          12,479,139 and 12,469,050 issued and outstanding at
          March 31, 2000 and December 31, 1999 respectively          125,000         125,000
     Additional paid-in capital                                   45,542,000      45,494,000
     Accumulated items of comprehensive loss                        (125,000)       (117,000)
     Accumulated deficit                                         (34,405,000)    (33,793,000)
                                                                ------------    ------------
          Total shareholders' equity                              11,137,000      11,709,000
                                                                ------------    ------------

          Total liabilities and shareholders' equity            $ 11,698,000    $ 12,297,000
                                                                ============    ============


The accompanying notes are an integral part of these condensed financial statements.

                     OSTEX INTERNATIONAL, INC.

                CONDENSED STATEMENTS OF OPERATIONS
                            (Unaudited)


                                                            Quarter Ended
                                                   ----------------------------
                                                     March 31,       March 31,
                                                       2000            1999
                                                   ------------    ------------
Revenues:
     Product sales and research testing services   $    887,000      $ 901,0000

Cost of products sold                                    78,000         246,000
                                                   ------------    ------------

Gross Profit                                            809,000         655,000

Operating Expenses:
     Research and development                           374,000         471,000
     Selling, general and administrative              1,137,000         944,000
                                                   ------------    ------------
          Total operating expenses                    1,511,000       1,415,000
                                                   ------------    ------------

          Loss from operations                         (702,000)       (760,000)

Other Income, net                                        90,000         126,000
                                                   ------------    ------------

          Net loss                                 $   (612,000)   $   (634,000)
                                                   ============    ============


Basic and diluted net loss per common share        $      (0.05)   $      (0.05)
Weighted average shares used in calculation          12,472,000      12,585,000
of net loss per share


The accompanying notes are an integral part of these condensed financial statements.

                             OSTEX INTERNATIONAL, INC.

                        CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                                            Quarter Ended
                                                                    --------------------------
                                                                      March 31,     March 31,
                                                                        2000          1999
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES                                $  (491,000)   $(1,048,000)
                                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments                             (2,057,000)    (4,091,000)
     Proceeds from sales and maturities of short-term investments     2,666,000      3,956,000
     Proceeds from sale of property, plant and equipment                   --           15,000
     Purchases of property, plant and equipment                         (40,000)          --
                                                                    -----------    -----------
            Net cash provided by (used in) investing activities         569,000       (120,000)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from the exercise of stock options                     26,000          1,000
     Repurchase of common stock                                            --         (211,000)
     Payments on note payable                                           (57,000)       (50,000)
                                                                    -----------    -----------
            Net cash used in financing activities                       (31,000)      (260,000)
                                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                          47,000     (1,428,000)

CASH AND CASH EQUIVALENTS, beginning of period                        1,562,000      2,744,000
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                            $ 1,609,000    $ 1,316,000
                                                                    ===========    ===========


The accompanying notes are an integral part of these condensed financial statements.

                            OSTEX INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The unaudited condensed financial statements include the accounts of Ostex International, Inc., a Washington corporation (the "Company"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim periods, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1999.

2.       COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income", which was effective for the Company beginning January 1, 1998, establishes standards for reporting and disclosure of comprehensive income. The components of comprehensive income for the three months ended March 31, 2000 and March 31, 1999, are as follows:

                                                                 March 31,          March 31,
                                                                   2000               1999
                                                               -------------      --------------
Net Loss                                                         $(612,000)         $ (634,000)
Unrealized (loss) on short-term investments                         (8,000)             (1,000)
                                                               -------------      --------------
Total comprehensive loss                                         $(620,000)         $ (635,000)
                                                               =============      ==============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Quarterly Report on Form 10-Q contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results or the timing of certain events to differ materially from historical results or those anticipated. Words used herein such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. In addition, the disclosures in this Item 2 under the caption "Other Factors that May Affect Operating Results" consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports previously filed with the Securities and Exchange Commission (the "Commission"), including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

OVERVIEW

       Ostex was incorporated in the State of Washington in 1989. The Company is engaged in the discovery and commercialization of products associated with osteoporosis and other collagen-related diseases. The Company believes that its lead product, the OSTEOMARK(R) test, now available in multiple test formats, incorporates breakthrough and patented technology in the area of bone resorption measurement. As of March 31, 2000, the Company had 35 employees.

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

       Worldwide promotion of the Osteomark urine test kits is also supported by Johnson & Johnson Clinical Diagnostics, Inc. ("Johnson & Johnson"). In 1995 the Company entered into research, development, license and supply agreements with Johnson & Johnson. These agreements grant Johnson & Johnson a license to manufacture, sell and distribute certain products using Ostex's bone resorption technology. Currently, Johnson & Johnson distributes in the United States and certain foreign countries the Osteomark test in the existing microtiter plate format. Ortho-Clinical Diagnostics, a Johnson & Johnson company, announced in March 1999 the commercial availability of the NTx test on its Vitros(R) automated analyzer. Ostex receives material transfer payments and royalties on Johnson & Johnson's sales of products incorporating the Ostex technology. Under the Johnson & Johnson license agreement, the Company has the right to license its technology for use on automated instruments to one other company in addition to Johnson & Johnson.

       In 1992, Ostex entered into a research and development agreement and a license agreement with Mochida Pharmaceutical Co., Ltd. ("Mochida"), a Japanese pharmaceutical company, for the commercialization of the Osteomark test in Japan. Under the research and development agreement, Mochida has an option to license the NTx serum test and has paid Ostex $3,350,000 in development fees to date. Future payments of $750,000 under the agreement are contingent upon Mochida's decision to exercise its option. Under the license agreement, Ostex granted Mochida exclusive marketing and distribution rights to certain Ostex products in Japan. Since 1992, Mochida has paid Ostex $2,500,000 in licensing fees for the Osteomark test. In January 1998, Mochida launched the Osteomark test in Japan for the management of patients with hyperparathyroidism and for patients with metastatic bone tumors. In December 1999, Mochida received an additional regulatory indication from the Japanese Ministry of Health and Welfare for the Osteomark test for selecting suitable drugs for the treatment of osteoporosis and monitoring efficacy of drug therapy for osteoporosis. During 1999, Ostex sold Mochida the critical reagents to be assembled into finished products in Japan by Mochida. In first quarter 2000, Ostex began selling the finished product to Mochida.

       The Company has, through an agreement with Metrika, Inc. ("Metrika") a diagnostic device company, developed a physician's office "point-of-care" Osteomark test device. The Company and Metrika developed the fully disposable point-of-care NTx test as an indicator of bone resorption that computes a NTx value and displays it digitally. In October 1999, the Osteomark NTx Point-of-Care device became commercially available. At the same time, the Company signed an agreement with PSS World Medical, Inc. as its exclusive U.S. distribution partner of the NTx Point-of-Care device.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31,
1999

       Total revenues were $887,000 for the quarter ended March 31, 2000, compared to $901,000 for the quarter ended March 31, 1999. The decrease in product sales was due primarily to the timing of orders and a delay in the shipment of NTx urine kits in late March.

       The gross profit as a percentage of sales increased to 91% for the quarter ended March 31, 2000 compared to 73% for the quarter ended March 31, 1999. The increase was due to a ramp up in production, improved manufacturing processes, and certain inventory adjustments. The gross profit percentage can also fluctuate depending on the average sales price per kit and sales mix for both urine and serum. Management does not expect future quarterly results to generate a gross profit percentage as favorable as that generated in the quarter ended March 31, 2000.

       The Company's research and development expenditures totaled $374,000 for the quarter ended March 31, 2000, compared to $471,000 for the quarter ended March 31, 1999. The $97,000 decrease was attributable primarily to a reduction in outside services and lower labor and labor related expenses resulting from fewer personnel in first quarter 2000 versus the same period in 1999.

       Selling, general and administrative expenses totaled $1,137,000 for the quarter ended March 31, 2000, compared to $944,000 for the quarter ended March 31, 1999. The $193,000 increase was due primarily to higher professional service fees and increased legal expenses related to the Company's 1996 patent infringement lawsuit against a European competitor and its U.S. distributor.

       Net other income consists primarily of interest income and totaled $90,000 for the quarter ended March 31, 2000, compared to $126,000 for the quarter ended March 31, 1999. The decrease is due to a lower investment base which resulted from using cash to fund the Company's operating losses.

LIQUIDITY AND CAPITAL RESOURCES

       As of March 31, 2000, the Company had cash and cash equivalents and short-term investments of $7,830,000, working capital of $ 8,746,000 and total shareholders' equity of $11,137,000. As a result of funding operating losses during the three months ended March 31, 2000, cash, cash equivalents and short-term investments decreased by $570,000, working capital decreased by $459,000 and shareholders' equity decreased by $572,000. During the three-month period ended March 31, 2000, the Company purchased $40,000 in property, plant and equipment and reduced notes payable by $57,000.

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

OTHER FACTORS THAT MAY AFFECT OPERATING RESULTS

         The Company's operating results may fluctuate due to a number of factors including, but not limited to: volume and timing of product sales, pricing, market acceptance of the Company's products, changing economic conditions in the healthcare industry, activities of competitors, delays and increased costs of product and technology development, increased production costs of the new point-of-care device, the Company's ability to develop and maintain collaborative arrangements, the outcome of litigation, and the effect of the Company's accounting policies and other risk factors detailed in the Company's 1999 Form 10-K and other SEC filings. All of the foregoing factors are difficult for the Company to predict and can materially adversely affect the Company's business and operating results.

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

                                    OSTEX INTERNATIONAL, INC.



DATED:  May 15, 2000      By               /s/ Thomas A. Bologna
                            ---------------------------------------------------
                                              Thomas A. Bologna
                             Chairman, President and Chief Executive Officer
                          (Principal financial and principal accounting officer)