Form 10-Q
period 2000-06-30
OSTEX INTERNATIONAL INC /WA/
filed 2000-08-14
CIK 932631

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

or

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

    Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the Registrant's common stock outstanding as of August 8, 2000 was 12,529,139.

OSTEX INTERNATIONAL, INC.
INDEX TO FORM 10-Q
PART I—FINANCIAL INFORMATION

OSTEX INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	June 30, 2000	December 31, 1999
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$939,000	$1,562,000
Short-term investments	6,438,000	6,838,000
Trade receivables and other current assets, net	1,169,000	1,142,000
Inventory, at cost	341,000	251,000

Total current assets	8,887,000	9,793,000

Property, Plant and Equipment, net	1,708,000	1,905,000
Other Assets	599,000	599,000

Total assets	$11,194,000	$12,297,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$356,000	$278,000
Accrued expenses	241,000	195,000
Current portion of note payable	—	115,000

Total current liabilities	597,000	588,000

Noncurrent Liabilities
Note payable, net of current portion	—	—

Commitments and Contingencies
Shareholders' Equity:
Common stock, $.01 par value, 50,000,000 authorized; 12,529,139 and 12,469,050 issued and outstanding at June 30, 2000 and December 31, 1999 respectively	125,000	125,000
Additional paid-in capital	45,642,000	45,494,000
Accumulated items of comprehensive loss	(130,000)	(117,000)
Accumulated deficit	(35,040,000)	(33,793,000)

Total shareholders' equity	10,597,000	11,709,000

Total liabilities and shareholders' equity	$11,194,000	$12,297,000

The accompanying notes are an integral part of these condensed financial statements.

OSTEX INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended		Year to Date
	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999
Revenues:
Product sales and research testing services	$1,568,000	$1,127,000	$2,454,000	$2,028,000
Cost of products sold	619,000	274,000	697,000	520,000

Gross Profit	949,000	853,000	1,757,000	1,508,000
Operating Expenses:
Research and development	404,000	478,000	777,000	949,000
Selling, general and administrative	1,279,000	999,000	2,416,000	1,943,000

Total operating expenses	1,683,000	1,477,000	3,193,000	2,892,000

Loss from operations	(734,000)	(624,000)	(1,436,000)	(1,384,000)
Other Income, net	99,000	121,000	189,000	247,000

Net loss	$(635,000)	$(503,000)	$(1,247,000)	$(1,137,000)

Basic and diluted net loss per common share	$(0.05)	$(0.04)	$(0.10)	$(0.09)
Weighted average shares used in calculation of net loss per share	12,504,000	12,530,000	12,488,000	12,557,000

The accompanying notes are an integral part of these condensed financial statements.

OSTEX INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Year to Date
	June 30, 2000	June 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES	$(949,000)	$(1,614,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(3,907,000)	(5,451,000)
Proceeds from sales and maturities of short-term investments	4,294,000	5,873,000
Proceeds from sale of property, plant and equipment	—	15,000
Purchases of property, plant and equipment	(71,000)	(34,000)

Net cash from investing activities	316,000	403,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of stock options	125,000	1,000
Repurchase of common stock	—	(229,000)
Payments on note payable	(115,000)	(102,000)

Net cash from financing activities	10,000	(330,000)

NET DECREASE IN CASH AND EQUIVALENTS	(623,000)	(1,541,000)
CASH AND CASH EQUIVALENTS, beginning of period	1,562,000	2,744,000

CASH AND CASH EQUIVALENTS, end of period	$939,000	$1,203,000

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

2.  Comprehensive Income

    SFAS No. 130, "Reporting Comprehensive Income", which was effective for the Company beginning January 1, 1998, establishes standards for reporting and disclosure of comprehensive income. The components of comprehensive income for the six months ended June 30, 2000 and June 30, 1999, are as follows:

	June 30, 2000	June 30, 1999
Net Loss	$(1,247,000)	$(1,137,000)
Unrealized loss on short-term investments	(13,000)	(58,000)

Total comprehensive loss	$(1,260,000)	$(1,195,000)

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

Overview

    Ostex was incorporated in the State of Washington in 1989. The Company is engaged in the discovery and commercialization of products associated with osteoporosis and other collagen-related diseases. The Company believes that its lead product, the OSTEOMARK® test, now available in multiple test formats, incorporates breakthrough and patented technology in the area of bone resorption measurement. As of June 30, 2000, the Company had 38 employees.

    Osteoporosis is a significant health problem. According to the National Osteoporosis Foundation (the "NOF"), osteoporosis afflicts over 28 million people in the U.S. alone. Additionally millions of people are at risk of skeletal degradation associated with Paget's disease of bone, cancer that metastasizes to bone, hyperparathyroidism (overactivity of the parathyroid gland, characterized by a reduction of bone mass) and renal osteodystrophy. In spite of the serious human and economic consequences of these diseases (according to the NOF, the national direct expenditures for osteoporosis and associated fractures exceed $14 billion annually in the U.S. alone), medical intervention usually commences only after pain, immobility, fractures, or other symptoms have appeared. The Company expects the osteoporosis therapeutic market will continue to increase as the population ages.

    The Company is the exclusive licensee of the Osteomark technology, known clinically as the NTx test, which is available in multiple formats that can aid in healthcare decision-making at early menopause and beyond. The Osteomark test is a non-invasive test that quantitatively indicates the level of bone resorption. Individuals who are losing bone collagen at accelerated rates may progress to low bone mass, a major cause of osteoporosis. The Company believes that early identification of high levels of bone resorption provides the opportunity to predict skeletal response (bone mineral density) to hormonal antiresorptive therapy in postmenopausal women, which are intended to prevent the onset of osteoporosis. The Company's Osteomark test can be used to effectively predict a patient's response to osteoporosis therapy. In addition, the Company's Osteomark test aids clinicians in monitoring the effects of antiresorptive therapies in postmenopausal women, as well as patients who have already lost bone mass in a matter of three months versus one to two years with conventional technology.

    In May 1995, the Company's Osteomark test became commercially available in the United States as a urinary test that provides a quantitative measure of the excretion of cross-linked N-telopeptides of Type I collagen (NTx) as an indicator of human bone resorption. In July 1996, the Company received expanded claims for the urine test. The 1996 claims allow that an Osteomark test measurement, if taken prior to the initiation of hormonal antiresorptive therapy, can be utilized to predict a patient's response to that therapy, in terms of its effect on bone mineral density. Additionally, the claims allow that the test can be used to measure the effect of antiresorptive therapies in postmenopausal women, as well as individuals diagnosed with osteoporosis and Paget's disease. In March 1998 the claims were further expanded by allowing that, in addition to the 1996 claims, an Osteomark test measurement can identify the probability of a decrease in bone mineral density in postmenopausal women taking calcium supplements relative to those treated with hormonal antiresorptive therapy.

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

    Worldwide promotion of the Osteomark urine test kits is also supported by Johnson & Johnson Clinical Diagnostics, Inc. ("Johnson & Johnson"). In 1995 the Company entered into research, development, license and supply agreements with Johnson & Johnson. These agreements grant Johnson & Johnson a license to manufacture, sell and distribute certain products using Ostex's bone resorption technology. Currently, Johnson & Johnson distributes in the United States and certain foreign countries the Osteomark test in the existing microtiter plate format and beginning in March 1999 it offered the NTx test on its Vitros® automated analyzer. Ostex receives material transfer payments and royalties on Johnson & Johnson's sales of products incorporating the Ostex technology. Under the Johnson & Johnson license agreement, the Company has the right to license its technology for use on automated instruments to one other company in addition to Johnson & Johnson.

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

    The Company has, through an agreement with Metrika, Inc. ("Metrika") a diagnostic device company, developed a physician's office "point-of-care" Osteomark test device. The Company and Metrika developed the fully disposable point-of-care NTx test as an indicator of bone resorption that computes a NTx value and displays it digitally. In October 1999, the Osteomark NTx Point-of-Care device became commercially available. At the same time, the Company signed an agreement with PSS World Medical, Inc. as its exclusive U.S. distribution partner of the NTx Point-of-Care device. On May 10, 2000, the Company announced it had acquired the exclusive right from Metrika to manufacture the Osteomark NTx Point-of-Care device as well as exclusive worldwide license to manufacture, market and sell this device for the measurement of other connective tissue markers, including those associated with arthritis.

Results of Operations for the Three Months Ended June 30, 2000 and June 30, 1999

    Total revenues were $1,568,000 for the quarter ended June 30, 2000, compared to $1,127,000 for the quarter ended June 30, 1999. The increase in product sales was due primarily to the launch of the NTx Point-of-Care device and increased shipments of NTx urine kits to the Company's Japanese partner.

    The gross profit as a percentage of sales was 61% for the quarter ended June 30, 2000, compared to 76% for the quarter ended June 30, 1999. The decrease was primarily due to shared start-up and production costs related to acquiring the manufacturing rights for the NTx Point-of-Care device. The gross profit percentage can also fluctuate depending on the average sales price per unit and sales mix for both urine and serum products.

    The Company's research and development expenditures totaled $404,000 for the quarter ended June 30, 2000, compared to $478,000 for the quarter ended June 30, 1999. The $74,000 decrease was attributable primarily to a reduction in outside services in second quarter 2000 versus the same period in 1999.

    Selling, general and administrative expenses totaled $1,279,000 for the quarter ended June 30, 2000, compared to $999,000 for the quarter ended June 30, 1999. The $280,000 increase was due primarily to higher marketing related expenditures related to launching the NTx Point-of-Care device as well as increased legal fees incurred for the maintenance and enforcement of the Company's patents.

    Net other income consists primarily of interest income and totaled $99,000 for the quarter ended June 30, 2000, compared to $121,000 for the quarter ended June 30, 1999. The decrease is due to a lower investment base which resulted from using cash to fund the Company's operating losses.

Results of Operations for the Six Months Ended June 30, 2000 and June 30, 1999

    Total revenues were $2,454,000 for the six-month period ended June 30, 2000, compared to $2,028,000 for the six-month period ended June 30, 1999. The increase in product sales was due to growth in serum sales, the launch of the NTx Point-of-Care device and increased shipments of NTx urine kits to the Company's Japanese partner.

    The gross profit as a percentage of sales was 71% for the six-month period ended June 30, 2000, compared to 74% for the six-month period ended June 30, 1999. The decrease was primarily due to shared start-up and production costs related to acquiring the manufacturing rights for the NTx Point-of-Care device. The gross profit percentage can also fluctuate depending on the average sales price per unit and sales mix for both urine and serum.

    The Company's research and development expenditures totaled $777,000 for the six-month period ended June 30, 2000, compared to $949,000 for the six-month period ended June 30, 1999. The $172,000 decrease was attributable primarily to a reduction in outside services and lower labor and related expenses.

    Selling, general and administrative expenses totaled $2,416,000 for the six-month period ended June 30, 2000, compared to $1,943,000 for the six-month period ended June 30, 1999. The $473,000 increase was due primarily to higher professional service fees, marketing related expenditures related to launching the NTx Point-of-Care device, and increased legal fees incurred for the maintenance and enforcement of the Company's patents.

    Net other income consists primarily of interest income and totaled $189,000 for the six-month period ended June 30, 2000, compared to $247,000 for the period ended June 30, 1999. The decrease is due to a lower investment base, which resulted from using cash to fund the Company's operating losses.

Liquidity and Capital Resources

    As of June 30, 2000, the Company had cash and cash equivalents and short-term investments of $7,377,000, working capital of $8,290,000 and total shareholders' equity of $10,597,000. As a result of funding operating losses during the six months ended June 30, 2000, cash, cash equivalents and short-term investments decreased by $1,023,000, working capital decreased by $915,000 and shareholders' equity decreased by $1,112,000. During the six-month period ended June 30, 2000, the Company purchased

$71,000 in property, plant and equipment, received net proceeds from the exercise of stock options of $125,000 and reduced notes payable by $115,000.

    The Company's future capital requirements depend upon many factors, including the effectiveness of Osteomark NTx Serum and Urine tests and the new point-of-care device's commercialization activities and arrangements; continued scientific progress in its research and development programs; the costs involved in filing, prosecuting and enforcing patent claims; and the time and costs involved in obtaining regulatory approvals. Presently the Company is seeking debt financing to help fund the expansion of it's manufacturing facility in Seattle, Washington as a result of acquiring the manufacturing rights of the NTx Point-of-Care device.

    Depending on sales growth realization and expenses associated with this activity, additional funds from equity or debt financing may be required in the future. There can be no assurance that such additional funds will be available on favorable terms, if at all. If additional funds become necessary, the Company may seek to raise additional capital if conditions in the public equity markets are favorable or through private placements, even if the Company does not have an immediate need for additional cash at that time. If additional financing is not available, the Company believes that its existing available cash, its future license and research revenues from existing collaboration agreements, its current level of product sales and interest income from short-term investments, and the impact of current cost reduction activities, will be adequate to fund operations into the foreseeable future.

Other Factors that May Affect Operating Results

    The Company's operating results may fluctuate due to a number of factors including, but not limited to: volume and timing of product sales, pricing, market acceptance of the Company's products, changing economic conditions in the healthcare industry, activities of competitors, delays and increased costs of product and technology development, increased production costs of the new point-of-care device, the Company's ability to develop and maintain collaborative arrangements, the outcome of litigation, and the effect of the Company's accounting policies and other risk factors detailed in the Company's 1999 Form 10-K and other Commission filings. All of the foregoing factors are difficult for the Company to predict and can materially adversely affect the Company's business and operating results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Not Applicable

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    On May 24, 2000 the Company held its 2000 Annual Meeting of Shareholders (the "Annual Meeting"), at which the following members were elected to the Board of Directors:

	Affirmative Votes	Votes Withheld
David R. Eyre, Ph.D.	11,246,976	509,665
Fredric J. Feldman, Ph.D.	11,246,103	510,538

    The following members continued their terms on the Board of Directors:

Thomas J. Cable
John H. Trimmer
Thomas A. Bologna
Elisabeth L. Evans, M.D.
Gregory D. Phelps

    The following proposals were also approved at the Annual Meeting:

	Affirmative Votes	Votes Against	Votes Withheld
To approve an increase in the number of shared authorized under the Company's 1994 Stock Option Plan and to qualify the plan under Section 162(m) of the Internal Revenue Code	5,671,402	1,915,945	73,348
To approve an increase in the number of shares authorized under the Company's Directors' Nonqualified Stock Option Plan	6,418,517	1,432,960	79,218
Ratification of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 2000	11,680,878	17,545	58,218

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    The following exhibits are filed herewith:

10.37(1)	Manufacturing and License Agreement, dated March 10, 2000, with Metrika, Inc.
27.1	Financial Data Schedule

(1)
Confidential Treatment has been requested for portions of this exhibit. The Copy filed herewith omits the information subject to the confidentiality request. Omissions are designated as *****. A complete version of this exhibit has been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSTEX INTERNATIONAL, INC.
DATED: August 14, 2000	By	/s/ THOMAS A. BOLOGNA Thomas A. Bologna Chairman, President and Chief Executive Officer (Principal financial and principal accounting officer)

QuickLinks

OSTEX INTERNATIONAL, INC. INDEX TO FORM 10-Q PART I—FINANCIAL INFORMATION
PART II—OTHER INFORMATION
SIGNATURES