Form 10-Q
period 2000-09-30
OSTEX INTERNATIONAL INC /WA/
filed 2000-11-14
CIK 932631

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000
— or —
/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number 0-25250

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

    Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

The number of shares of the Registrant's common stock outstanding as of November 3, 2000 was 12,527,847.

OSTEX INTERNATIONAL, INC.
INDEX TO FORM 10-Q
PART I—FINANCIAL INFORMATION

OSTEX INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	September 30, 2000	December 31, 1999
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$620,000	$1,562,000
Short-term investments	6,556,000	6,838,000
Trade receivables and other current assets, net	1,056,000	1,142,000
Inventory, at cost	409,000	251,000

Total current assets	8,641,000	9,793,000

Property, Plant and Equipment, net	1,885,000	1,905,000
Other Assets	599,000	599,000

Total assets	$11,125,000	$12,297,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$478,000	$278,000
Accrued expenses	233,000	195,000
Current portion of note payable	—	115,000

Total current liabilities	711,000	588,000

Noncurrent Liabilities
Note payable, net of current portion	—	—

Commitments and Contingencies
Shareholders' Equity:
Common stock, $.01 par value, 50,000,000 authorized; 12,529,139 and 12,469,050 issued and outstanding at September 30, 2000 and December 31, 1999 respectively	125,000	125,000
Additional paid-in capital	45,642,000	45,494,000
Accumulated items of comprehensive loss	(109,000)	(117,000)
Accumulated deficit	(35,244,000)	(33,793,000)

Total shareholders' equity	10,414,000	11,709,000

Total liabilities and shareholders' equity	$11,125,000	$12,297,000

The accompanying notes are an integral part of these condensed financial statements.

OSTEX INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended		Year to Date
	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999
Revenues:
Product sales and research testing services	$1,619,000	$1,335,000	$4,073,000	$3,363,000
Cost of products sold	628,000	287,000	1,349,000	807,000

Gross Profit	991,000	1,048,000	2,724,000	2,556,000
Operating Expenses:
Research and development	399,000	386,000	1,176,000	1,335,000
Selling, general and administrative	1,076,000	961,000	3,469,000	2,904,000

Total operating expenses	1,475,000	1,347,000	4,645,000	4,239,000

Loss from operations	(484,000)	(299,000)	(1,921,000)	(1,683,000)
Other Income, net	281,000	78,000	470,000	325,000

Net loss	$(203,000)	$(221,000)	$(1,451,000)	$(1,358,000)

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.12)	$(0.11)
Weighted average shares used in calculation of net loss per share	12,529,000	12,503,000	12,502,000	12,589,000

The accompanying notes are an integral part of these condensed financial statements.

OSTEX INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Year to Date
	September 30, 2000	September 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES	$(873,000)	$(1,570,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(4,608,000)	(6,379,000)
Proceeds from sales and maturities of short-term investments	4,898,000	7,171,000
Proceeds from sale of property, plant and equipment	—	15,000
Purchases of property, plant and equipment	(369,000)	(53,000)

Net cash from investing activities	(79,000)	754,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of stock options	125,000	1,000
Repurchase of common stock	—	(240,000)
Payments on note payable	(115,000)	(155,000)

Net cash from financing activities	10,000	(394,000)

NET DECREASE IN CASH AND EQUIVALENTS	(942,000)	(1,210,000)
CASH AND CASH EQUIVALENTS, beginning of period	1,562,000	2,744,000

CASH AND CASH EQUIVALENTS, end of period	$620,000	$1,534,000

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

2.  Comprehensive Income

    SFAS No. 130, "Reporting Comprehensive Income", which was effective for the Company beginning January 1, 1998, establishes standards for reporting and disclosure of comprehensive income. The components of comprehensive income for the nine months ended September 30, 2000 and September 30, 1999, are as follows:

	September 30, 2000	September 30, 1999
Net Loss	$(1,451,000)	$(1,358,000)
Unrealized loss on short-term investments	8,000	(44,000)

Total comprehensive loss	$(1,443,000)	$(1,402,000)

PART I—FINANCIAL INFORMATION (Continued)

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

Overview

    Ostex was incorporated in the State of Washington in 1989. The Company is engaged in the discovery and commercialization of products associated with osteoporosis and other collagen-related diseases. The Company believes that its lead product, the OSTEOMARK® test, now available in multiple test formats, incorporates breakthrough and patented technology in the area of bone resorption measurement. As of September 30, 2000, the Company had 40 employees.

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

Results of Operations for the Three Months Ended September 30, 2000 and September 30, 1999

    Total revenues were $1,619,000 for the quarter ended September 30, 2000, compared to $1,335,000 for the quarter ended September 30, 1999. The $284,000 increase was due primarily to shipments of the NTx Point-of-Care device to a large multinational company, increased shipments of NTx urine kits to the Company's Japanese partner, and the current year portion of the Osteometer Biotech A/S (Osteometer) royalty payment which resulted from settlement of the outstanding lawsuit (see "Legal Proceedings" in Part II, Item 1 of this 10-Q).

    The gross profit as a percentage of sales was 61% for the quarter ended September 30, 2000, compared to 79% for the quarter ended September 30, 1999. The decrease was primarily due to shared start-up and production costs related to acquiring the manufacturing rights for the NTx Point-of-Care device. The gross profit percentage can also fluctuate depending on the average sales price per unit and sales mix for both urine and serum products.

    The Company's research and development expenditures totaled $399,000 for the quarter ended September 30, 2000, compared to $386,000 for the quarter ended September 30, 1999. Selling, general and administrative expenses totaled $1,076,000 for the quarter ended September 30, 2000, compared to $961,000 for the quarter ended September 30, 1999. The $115,000 increase was due primarily to higher marketing related expenditures related to launching the NTx Point-of-Care device as well as increased legal fees.

    Net other income totaled $281,000 for the quarter ended September 30, 2000, compared to $78,000 for the quarter ended September 30, 1999. The increase is due to a one-time settlement fee and prior year royalties paid by Osteometer related to the settlement of the lawsuit between Osteometer and the Company (see "Legal Proceedings" in Part II, Item 1 of this 10-Q).

Results of Operations for the Nine Months Ended September 30, 2000 and September 30, 1999

    Total revenues were $4,073,000 for the nine-month period ended September 30, 2000, compared to $3,363,000 for the nine-month period ended September 30, 1999. The $710,000 increase was due primarily to growth in serum sales, the launch of the NTx Point-of-Care device and increased shipments of NTx urine kits to the Company's Japanese partner.

    The gross profit as a percentage of sales was 67% for the nine-month period ended September 30, 2000, compared to 76% for the nine-month period ended September 30, 1999. The decrease was primarily due to shared start-up and production costs related to acquiring the manufacturing rights for the NTx Point-of-Care device. The gross profit percentage can also fluctuate depending on the average sales price per unit and sales mix for both urine and serum.

    The Company's research and development expenditures totaled $1,176,000 for the nine-month period ended September 30, 2000, compared to $1,335,000 for the nine-month period ended September 30, 1999. The $159,000 decrease was attributable primarily to a reduction in outside services and lower labor and related expenses.

    Selling, general and administrative expenses totaled $3,469,000 for the nine-month period ended September 30, 2000, compared to $2,904,000 for the nine-month period ended September 30, 1999. The $565,000 increase was due primarily to higher professional service fees, marketing related expenditures related to launching the NTx Point-of-Care device, and increased legal fees.

    Net other income totaled $470,000 for the nine-month period ended September 30, 2000, compared to $325,000 for the period ended September 30, 1999. The increase is due to a one-time settlement fee and prior year royalties paid by Osteometer related to the settlement of the lawsuit between Osteometer and the Company (see "Legal Proceedings" in Part II, Item 1 of this 10-Q).

Liquidity and Capital Resources

    As of September 30, 2000, the Company had cash and cash equivalents and short-term investments of $7,176,000, working capital of $7,930,000 and total shareholders' equity of $10,414,000. As a result of funding operating losses during the nine months ended September 30, 2000, cash, cash equivalents and short-term investments decreased by $1,224,000, working capital decreased by $1,275,000 and shareholders' equity decreased by $1,295,000. During the nine-month period ended September 30, 2000, the Company purchased $369,000 in property, plant and equipment, received net proceeds from the exercise of stock options of $125,000 and reduced notes payable by $115,000.

    The Company's future capital requirements depend upon many factors, including the effectiveness of Osteomark NTx Serum and Urine tests and the new point-of-care device's commercialization activities and arrangements; continued scientific progress in its research and development programs; the costs involved in filing, prosecuting and enforcing patent claims; and the time and costs involved in obtaining regulatory approvals. In October 2000, the Company received a commitment from Transamerica Technology Finance to provide up to $2.8 million in debt financing to help fund the expansion of it's manufacturing facility in Seattle, Washington Company (see "Other Information" in Part II, Item 5 of this 10-Q). The new facility was needed as a result of acquiring the manufacturing rights of the NTx Point-of-Care device.

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

Other Factors that May Affect Operating Results

    The Company's operating results may fluctuate due to a number of factors including, but not limited to: volume and timing of product sales, pricing, market acceptance of the Company's products, changing economic conditions in the healthcare industry, activities of competitors, delays and increased costs of product and technology development, increased production costs and manufacturing capacity related to the new point-of-care device, the Company's ability to develop and maintain collaborative arrangements, the outcome of litigation, and the effect of the Company's accounting policies and other risk factors detailed in the Company's 1999 Form 10-K and other Commission filings. All of the foregoing factors are difficult for the Company to predict and can materially adversely affect the Company's business and operating results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    Not Applicable

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

    Effective August 1, 2000, the Company, Osteometer, Diagnostics Systems Laboratories (DSL), and the Washington Research Foundation (Foundation), entered into an agreement settling a lawsuit brought against Osteometer and DSL for infringements of patents exclusively licensed by the Foundation to the Company and directed to C-telopeptide markers of bone resorption. The Company filed the initial action in June 1996 in the United States District Court for the Western District of Washington against Osteometer and DSL for patent infringement of United States Patent No. 5,455,179. In September 1996, the defendants filed a response denying infringement and counterclaimed that Ostex' patent is invalid and unenforceable. By order dated July 7, 1997, the Court granted Ostex' motion to file a supplemental complaint, to add a second cause of action based upon United States Patent No. 5,641,837, which issued on September 24, 1997. On October 24, 1997, Ostex filed a second supplemental complaint to add third and fourth causes of action based upon U.S. Patent No. 5,652,112, which issued on July 29, 1997, and U.S. Patent No. 5,656,439, which issued on August 12, 1997.

    Under the settlement agreement, Osteometer may sell the CrossLaps™ ELISA urine kits in the United States for two years, paid the Company a settlement fee for past sales and will pay royalties on future sales.

Item 5.  Other Information

    On October 2, 2000, the Company and Transamerica Business Credit Corporation (Transamerica) signed a letter of commitment whereby Transamerica will provide up to $2.8 million in debt financing for the Company's manufacturing expansion plan. Each drawdown on the commitment will be on a separate loan schedule and repaid over a 36-month period. The Company expects to close loan documents and begin drawing down the commitment before the end of the year.

    On October 4, 2000, the Company announced a share repurchase program whereby the Company may purchase 1,000,000 shares of its outstanding common stock. Such stock repurchases will be executed in open market transactions on NASDAQ, subject to regulatory and market considerations, and at such prices and times as the Company determines are in the best interest of the Company's shareholders.

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits

      The following exhibit is filed herewith:

  27.1
  Financial Data Schedule

  (b)
  Reports on Form 8-K

      None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSTEX INTERNATIONAL, INC.
DATED: November 14, 2000	By	/s/ THOMAS A. BOLOGNA Thomas A. Bologna Chairman, President and Chief Executive Officer (Principal financial and principal accounting officer)

QuickLinks

INDEX TO FORM 10-Q
CONDENSED BALANCE SHEETS
CONDENSED STATEMENTS OF OPERATIONS
CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES