Form 10-K405
period 2000-12-31
OSTEX INTERNATIONAL INC /WA/
filed 2001-03-22
CIK 932631

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

—or—

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

0-25250
Commission File Number

OSTEX INTERNATIONAL, INC.
Exact Name of Registrant as Specified in Its Charter

State of Washington	91-1450247
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification Number

2203 Airport Way South, Suite 400, Seattle, Washington 98134
206-292-8082
Address and Telephone Number of Principal Executive Offices

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(g) of the Act:
(none)	(none)	Common Stock, $.01 par value
Title of Class	Each Exchange on Which Registered	Title of Class

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $14,922,000 on March 14, 2001, based on the per-share closing price of $1.50 on the Nasdaq National Market.

The number of shares of Common Stock outstanding as of March 14, 2001 was 12,477,047.

DOCUMENTS INCORPORATED BY REFERENCE

(1)  Portions of the Registrant's Proxy Statement for the Registrant's Annual Shareholders Meeting to be held Wednesday, May 16, 2001, to be filed pursuant to Regulation 14A is incorporated by reference into Part III of this Form 10-K.

For the purpose of this Form 10-K, the following capitalized terms shall have the following meanings:

    "Company" or "Ostex" shall mean Ostex International, Inc., a Washington corporation;

    "Annual Report to Shareholders" shall mean the annual report to shareholders of Ostex International, Inc. for the year ended December 31, 2000; and

    "Proxy Statement" shall mean the proxy statement for the 2001 shareholders meeting of Ostex International, Inc. to be held Wednesday, May 16, 2001, to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A.

PART I

    When used in this report and in the Company's Annual Report to Shareholders (which discussion has been incorporated herein by reference), the words "believes," "intends", "anticipates," "plans to" and "expects" and similar expressions are intended to qualify as forward-looking statements. Such statements are subject to certain risks and uncertainties and there are a number of important factors that could cause actual results to differ materially from those projected. These factors include, among others, the factors described under Part II, Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Factors that May Affect Operating Results" and the risk factors included herein. Readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1. Business

    Ostex was incorporated in the State of Washington in 1989. The Company is engaged in the discovery and commercialization of products associated with osteoporosis and other collagen-related diseases. The Company believes that its lead product, the OSTEOMARK® test, now available in multiple test formats, incorporates breakthrough and patented technology in the area of bone resorption measurement. As of December 31, 2000, the Company had 45 employees.

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

    The Company is the exclusive licensee of the Osteomark technology, known clinically as the NTx test, which is available in multiple formats that can aid in healthcare decision-making at early menopause and beyond. The Osteomark test is a non-invasive test that quantitatively indicates the level of bone resorption. Individuals who are losing bone collagen at accelerated rates may progress to low bone mass, a major cause of osteoporosis. Identification of high levels of bone resorption provides the opportunity to predict skeletal response (bone mineral density) to hormonal antiresorptive therapy in postmenopausal women, which are intended to prevent the onset of osteoporosis. In addition, the Company's Osteomark test aids clinicians in monitoring the effects of antiresorptive therapies in postmenopausal women and those diagnosed with osteoporosis, in a matter of three months versus one to two years with conventional technology.

    In May 1995, the Company's Osteomark test became commercially available in the United States as a urinary test that provides a quantitative measure of the excretion of cross-linked N-telopeptides of Type I collagen ("NTx") as an indicator of human bone resorption. In July 1996, the Company received expanded claims for the urine test. The 1996 claims allow that an Osteomark test measurement, if taken prior to the initiation of hormonal antiresorptive therapy, can be utilized to predict a patient's response to that therapy, in terms of its effect on bone mineral density. Additionally, the claims allow that the test can be used to measure the effect of antiresorptive therapies in postmenopausal women, as well as individuals diagnosed with osteoporosis and Paget's disease. In March 1998, the claims were further expanded by allowing that, in addition to the 1996 claims, an Osteomark test measurement can identify the probability of a decrease in bone mineral density in postmenopausal women taking calcium supplements relative to those treated with hormonal antiresorptive therapy.

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

    The Company has, through an agreement with Metrika, Inc. ("Metrika"), a privately-held, medical device company, developed a physician's office "point-of-care" Osteomark test device. The Company and Metrika developed the fully disposable point-of-care NTx test as an indicator of bone resorption that computes a NTx value and displays it digitally. In October 1999, the Osteomark NTx Point-of-Care device was cleared for use in the physician's office. On May 10, 2000, the Company announced it had acquired the exclusive right from Metrika to manufacture the Osteomark NTx Point-of-Care device as well as exclusive worldwide license to manufacture, market and sell this device for the measurement of other connective tissue markers, including those associated with arthritis.

    In 1992, the Company entered into a research and development agreement and a license agreement with Mochida Pharmaceutical Co., Ltd. ("Mochida"), a Japanese pharmaceutical company, for the commercialization of the Osteomark test in Japan. Under the research and development agreement, Mochida has an option to license the NTx serum test and has paid the Company $3,350,000 in development fees to date. Future payments of $750,000 under the agreement are contingent upon Mochida's decision to exercise its option. Under the license agreement, the Company granted Mochida exclusive marketing and distribution rights to certain products in Japan. Since 1992, Mochida has paid the Company $2,500,000 in licensing fees for the Osteomark test. In January 1998, Mochida launched the Osteomark test in Japan for the management of patients with hyperparathyroidism and for patients with metastatic bone tumors. In December 1999, Mochida received an additional regulatory indication from the Japanese Ministry of Health and Welfare for the Osteomark test for selecting suitable drugs for the treatment of osteoporosis and monitoring efficacy of drug therapy for osteoporosis. During 1999, the Company sold Mochida the critical reagents to be assembled into finished products in Japan by Mochida. In first quarter 2000, the Company moved from selling just the critical reagents to providing the finished product to Mochida. The termination of the Company's relationship with Mochida could have a material adverse effect on the Company's results of operations. See "Risk Factors—Reliance on Collaborative Agreements and Certain Relationships".

    Worldwide promotion of the Osteomark urine test kits is also supported by Johnson & Johnson Clinical Diagnostics, Inc. ("Johnson & Johnson"). In 1995, the Company entered into research, development, license and supply agreements with Johnson & Johnson. These agreements grant Johnson & Johnson a license to manufacture, sell and distribute certain products using the Company's bone resorption technology. Currently, Johnson & Johnson distributes in the United States and certain foreign countries the Osteomark test in the existing microtiter plate format and, beginning in March 1999, it offered the NTx test on its Vitros® automated analyzer. The Company receives material transfer payments and royalties on Johnson & Johnson's sales of products incorporating the Company's technology, which amounted to approximately $29,000 in 2000. Under the Johnson & Johnson license agreement, the Company has the right to license its technology for use on automated instruments to one other company in addition to Johnson & Johnson. In the year ended December 31, 2000, Johnson & Johnson, accounted for approximately 10% of the Company's product sales. The termination of the Company's relationship with Johnson & Johnson could have a material adverse effect on the Company's results of operations. See "Risk Factors—Reliance on Collaborative Agreements and Certain Relationships".

    The Company markets and sells its products in the U.S. primarily to and/or through research and clinical laboratories, distributors, and collaborative arrangements and sells its products in other markets through distributors or collaborative arrangements. The Company's international business is subject to risks of currency fluctuations, governmental actions and other governmental proceedings abroad. The Company does not regard these risks as a deterrent to further expansions of its operations abroad. However, the Company closely reviews its methods of operations and adopts strategies responsive to changing economic and political conditions. The Company's product sales from external customers in foreign countries totaled $1,645,000, $822,000, and $517,000, in 2000, 1999 and 1998, respectively. Foreign sales were primarily to Japan, Europe, Canada and South America. The Company's sales are not affected by seasonality.

    The Company manufactures its Osteomark NTx Urine and Serum kits in the ELISA format at its manufacturing facility in Seattle, Washington. During 2000, the Company leased additional space in Seattle, Washington, and began improvements to the facility in preparation for the manufacturing transfer of the Osteomark NTx Point-of-Care device from Metrika. The Company anticipates manufacturing the NTx Point-of-Care device at its new facility during the third quarter of 2001.

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

    The Company is investigating the use of its NTx test in patients diagnosed with metastatic cancer and those on renal dialysis. Independent researchers have shown that the level of bone resorption increases significantly when cancer metastasizes to bone and in patients with renal disease. A patient's NTx level may be useful to identify cancer patients with elevated bone turnover who might warrant a bone scan to detect metastatic bone disease and/or monitor the effect of antiresorptive therapy.

    The Company is also in the early stages of developing an assay for measuring Type III collagen degradation. Type III collagen is a significant constituent of blood vessels such as coronary arteries. Measuring degradation of this type of collagen may be useful in identifying cardiovascular disease.

    The Company's research and development expenditures, all of which were funded by the Company, totaled $1,691,000, $1,734,000, and $2,901,000, in 2000, 1999 and 1998, respectively.

    OSTEOMARK and OSTEX are registered United States ("U.S.") trademarks of the Company. The Company has also registered its OSTEOMARK trademark in 46 other countries. Additional trademark applications are pending.

    The Company's collagen breakdown test technology is covered by 34 U. S. patents, 3 European patents, 5 Japanese patents, and patents in Australia, Canada, Ireland, Korea, Russia, Spain, Hong Kong, and Singapore. Two of the European patents are in opposition proceedings. Additional patent applications are pending. See "Risk Factors—Dependence on Licensed Patents and Proprietary Rights". The Company's patents are variously directed to type I collagen breakdown products including NTx, CTx, and deoxypyridinoline, as well as related breakdown products of type II and type III collagen. The Company's patents will expire in 2007 or later.

Item 1A. Risk Factors

Uncertainty of Market Acceptance

    The Company's lead product, the Osteomark test, became commercially available in May 1995 in the U.S. and sales have not been significant enough to generate net income. There can be no assurance that the Company's Osteomark test or any of its other products will gain acceptance from the medical community, clinical or hospital laboratories, pharmaceutical companies, physicians or patients as readily as other forms of diagnosis or any newly developed diagnostic. There can be no assurance that the Company will be able to develop significant market share for its products, or any market share at all. Inability of the Company to achieve market acceptance for its products would have a material adverse effect on the Company's business, financial condition and results of operation.

Dependence on Core Technology; Uncertainty of Adaptation to Different Formats

    The Company currently relies exclusively upon its core technology for the development of diagnostic products associated with osteoporosis and other collagen-related diseases. There can be no assurance that competitors of the Company will not be successful in developing new or more efficient or cost-effective diagnostics that are more readily accepted than the Company's products. The Company is in the process of undertaking ongoing and additional research and development to adapt its core technology to different formats, instruments and other delivery platforms that currently exist or may be developed. In particular, additional research and development will be required to adapt its core technology to high-speed, high-volume automated instruments typically used in large clinical laboratories or companies through which the Company may seek to expand the market for its products. There can be no assurance that the Company will be successful in adapting and further developing its core technology to meet such needs. The Company has developed physician office adaptations of its core technology. There can be no assurance that the Company will successfully obtain additional regulatory approval for a cost-effective instrument for physician office use. In addition, technological changes or medical advancements could diminish or eliminate the commercial viability of the Osteomark test or future products based upon the Company's core technology. The failure to adapt the Company's core technology to different formats, instruments and other delivery platforms, or otherwise to commercialize such core technology, would have a material adverse effect on the Company's business, financial condition and results of operation.

Reliance on Collaborative Agreements and Certain Relationships

    The Company has entered into collaborative or co-promotional agreements with several partners, including, among others, Johnson & Johnson, Mochida, Procter & Gamble Pharmaceuticals—Germany GMBH and Quest Diagnostics Incorporated. The level of each partner's involvement and support and the amount and timing of resources that these collaborators devote to these activities are not within the control of the Company and can significantly impact the Company's ability to achieve its objectives.

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

Limited Marketing and Distribution Experience

    The Company has limited marketing and distribution experience. To market any of its products directly, the Company must develop and implement a substantial marketing and sales effort with technical expertise and supporting distribution capability. The Company intends to continue to market and sell its products in the U.S. through research and clinical laboratories, distributors, and collaborative arrangements and sell its products in other markets through distributors or collaborative arrangements. There can be no assurance that the Company will be able to establish effective marketing and distribution capabilities or that its collaborators will be successful in gaining market acceptance for the Company's products or that the Company will achieve or maintain significant market share for its products.

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

Lengthy Regulatory Processes and Uncertainty of Regulatory Approvals

    The process of obtaining Food and Drug Administration ("FDA") and other required regulatory approvals can be lengthy and expensive. The time required for approvals is uncertain, and often depends on the type, complexity and novelty of the product. There can be no assurance that regulatory agencies will act favorably or quickly in their review of any submission by the Company. Significant difficulties or costs may be encountered by the Company in its efforts to obtain approvals that could delay or preclude the Company from marketing its products. Furthermore, there can be no assurance that the agency will not request the development of additional data following original submissions, causing the Company to incur further cost and delay. Nor can there be any assurance that the FDA will not restrict the intended use of a submitted product as a condition for clearance.

    If the FDA concludes that a device is not substantially equivalent to another legally marketed device, submission of a premarket approval ("PMA") application will be required. If the FDA indicates that a PMA is required for any product of the Company, the application will require submission of results of clinical studies and manufacturing information, and likely a review by a panel of experts outside of the FDA. Clinical studies would need to be conducted in accordance with FDA requirements. The failure to comply would result in the FDA's refusal to accept the data or the imposition of regulatory sanctions. FDA review of a PMA application can take significantly longer than that for a premarket notification ("510(k)") application to demonstrate "substantial equivalence" to a legally marketed product. Further, if a company wishes to propose modifications to a product subsequent to FDA approval of a PMA application, including changes in indications or other significant modifications to labeling, or modifications to the manufacturing process, or if a company wishes to change its manufacturing facility, a PMA supplement must first be submitted to the FDA for its review and approval.

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

Limited Manufacturing Experience

    The Company has, through an agreement with Metrika, developed an adaptation of its core technology for use in physicians' offices, called the Osteomark NTx Point-of-Care device. The Company currently depends upon the efforts of Metrika for production of the Osteomark NTx Point-of-Care device. During third quarter of 2001, the Company expects to begin manufacturing the Osteomark NTx Point-of-Care device itself, but will continue to rely on Metrika for supply of certain components. The Company has limited manufacturing experience with a product like the Osteomark NTx Point-of-Care device. There can be no assurance that the Osteomark NTx Point-of-Care can be manufactured in a commercially viable manner. Unless the Company can develop additional in-house manufacturing capability for such product, it will be dependent upon outside sources for the manufacture of such product. There can be no assurance that the Company's reliance on others for the manufacture of such product or supply of key components will not result in problems with product supply. Interruptions in the availability of product could delay or prevent the commercial marketing of the Osteomark NTx Point-of-Care device, which could have a material adverse effect on the Company's results of operations.

Limited Suppliers

    The majority of the raw materials and purchased components used to manufacture the Company's products are readily available. However, certain of these materials are from a sole supplier or a limited group of suppliers. There can be no assurance that the Company's reliance on these suppliers will not result in problems with product supply. Interruptions in the availability of products could have a material adverse effect on the Company's results of operations.

History of Losses and Limited Operating History

    The Company has a limited operating history and had a retained deficit through December 31, 2000 of $35,810,000. For the year-end December 31, 2000, the Company had a net loss of $2,017,000. The Company expects to incur additional costs as it continues with its existing operations, startup of it's new manufacturing facility for the NTx Point-of-Care device, marketing efforts, research and development activities, and clinical trials. The Company expects to continue to incur losses in future periods and the Company is unable to predict when, if at all, it will achieve profitability.

Future Capital Needs and Uncertainty of Additional Financing

    The Company's future capital requirements depend upon many factors, including the effectiveness of Osteomark NTx Serum, Urine, and Point-of-Care commercialization activities and arrangements; continued scientific progress in its research and development programs; the costs involved in filing, prosecuting and enforcing patent claims; the manufacturing needs for new and existing products; and the time and costs involved in obtaining regulatory approvals. Additional funds from equity or debt financing may be required. There can be no assurance that such additional funds will be available on favorable terms, if at all. Because of the Company's significant long-term cash requirements, it may seek to raise additional capital if conditions in the public equity markets are favorable or through private placements, even if the Company does not have an immediate need for additional cash at that time. If additional financing is not available, the Company believes that its existing available cash, its future license and research revenues from existing collaboration agreements, its current level of product sales and interest income from short-term investments will be adequate to fund operations into the foreseeable future.

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

Uncertainty of Healthcare Reimbursement

    The Company's ability to commercialize its products will depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from third-party payors, such as government health administration authorities, private health coverage insurers and other organizations. The status of the scope of healthcare programs worldwide is uncertain and there can be no assurance that adequate third-party coverage will be available for the Company to maintain price levels sufficient for realization of an appropriate return on its investment in product development. Third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. If the Company succeeds in bringing one or more new products to the market, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be available or sufficient to allow the Company to sell its products on a competitive basis.

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

Item 1B. Executive Officers of the Registrant

The executive officers of the Company and their ages are as follows:

Name	Age	Position
Thomas A. Bologna	52	Chairman, President and Chief Executive Officer
Thomas F. Broderick	52	Vice President, Patent and General Counsel
J. Daniel Clemens	44	Vice President, Product Development
Michael C. Perry	56	Vice President, Sales and Marketing
Nancy J.S. Mallinak	39	Vice President, Regulatory and Clinical Affairs
Cory J. Smith	50	Vice President, Manufacturing

    There were no family relationships between any executive officers of the Company.

    Thomas A. Bologna joined the Company in July 1997 as the President and Chief Executive Officer and as a member of the Board of Directors. From January 1996 to July 1997, Mr. Bologna was a principal in Healthcare Venture Associates, a consulting firm. From January 1994 to January 1996, Mr. Bologna was President and Chief Executive Officer for Scriptgen Pharmaceuticals, Inc., a biotechnology company with proprietary drug screening technology that is developing orally active drugs to regulate gene expression, and from July 1987 to January 1994, Mr. Bologna was Chairman of the Board of Directors, President and Chief Executive Officer of Gen-Probe Incorporated, a biotechnology company commercializing genetic-probe-based technology for diagnostic and therapeutic applications. Prior to Gen-Probe, Mr. Bologna held several senior level positions with Becton, Dickinson and Company and Warner-Lambert Company. At Becton, Dickinson and Company, he served as President of the Diagnostic Instrument Systems Division, President of the Johnston Laboratories Division, and Vice President and General Manager of the Hynson, Wescott & Dunning biotechnology unit. At Warner-Lambert Company, he served as a Vice President responsible for the marketing, sales and R&D functions, as well as the Asia/Pacific profit center for the Scientific Instrument Division. Mr. Bologna serves on the Board of Directors for Prolinx, Inc. Mr. Bologna received an M.B.A. and a B.S. from New York University

    Thomas F. Broderick was named the Vice President, Patent and General Counsel in November 1997. Mr. Broderick was Vice President, Intellectual Property from March 1997 to November 1997 and was Patent Counsel for the Company from April 1996 to March 1997. From 1989 to March 1996, Mr. Broderick was a partner at the patent law firm of Christensen, O'Connor, Johnson & Kindness in Seattle, Washington. Mr. Broderick also serves part-time as Patent Counsel for Omeros Medical Systems, Inc.

    J. Daniel Clemens was named the Vice President, Product Development in September 1998. Mr. Clemens was Director of Research & Development for the Company from May 1992 to September 1998 and Manager of Product Development from October 1990 to May 1992. Prior to joining the Company, Mr. Clemens was Senior Research & Development Scientist from February 1987 to October 1990 at Genetic Systems Corporation/Sanofi.

    Michael C. Perry joined the Company in February 2000 as Vice President, Sales and Marketing. Prior to joining the Company, Mr. Perry was National Sales Manager for Sarstedt, Inc., a manufacturer of high quality plastic products for the clinical and research markets, from September 1996 to January 2000. Prior to Sarstedt, Mr. Perry was with Organon Teknika Corporation for over 20 years.

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

    Cory J. Smith was named Vice President, Manufacturing in September 1998. Mr. Smith was Director of Manufacturing for the Company from October 1993 to September 1998 and was the Manufacturing Engineer for the Company from September 1992 to October 1993. Prior to joining The Company, Mr. Smith was the Quality Assurance Manager from June 1991 to September 1992 at Genetic Systems Corporation/Sanofi.

Item 2. Properties

    The Company's research laboratories, manufacturing operations, and administrative offices are located in Seattle, Washington. The Company leases approximately 46,000 square feet of space under two separate lease agreements, one that will expire in 2005 and the other in 2010. The Seattle facilities have adequate capacity for the Company's present needs.

Item 3. Legal Proceedings

    Information regarding legal proceedings is contained in Item 8 of this Annual Report on Form 10-K in the section entitled "Notes to Financial Statements," under Note 9—Litigation.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of shareholders during the fourth quarter ended December 31, 2000.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

Market Price of Common Stock

    The Company's Common Stock is traded on the Nasdaq National Market® under the symbol "OSTX." The following table lists the high and low trading prices for the Company's Common Stock as reported on the Nasdaq National Market.

2000	High	Low
1st quarter	$9.56	$2.75
2nd quarter	3.63	1.66
3rd quarter	3.00	1.63
4th quarter	2.38	1.00
1999	High	Low
1st quarter	$2.44	$0.44
2nd quarter	1.75	0.97
3rd quarter	1.37	1.00
4th quarter	4.88	0.94

    The closing price of the Common Stock on December 31, 2000 was $1.25.

Holders of Common Stock

    As of March 14, 2001, there were 12,477,087 shares of Common Stock outstanding held of record by approximately 105 shareholders. The Company believes there are approximately 3,800 additional owners of Common Stock who own shares held in street name.

Dividend Policy

    The Company has never paid cash dividends and has no present intention of paying dividends in the foreseeable future.

Common Stock Warrant

    During the period covered by this report on Form 10-K, the Company granted unregistered warrants to outside consultants for the purchase of 3,000 and 12,904 shares of Common Stock, each at an exercise price of $1.86, in exchange for services to be provided to the Company. The warrant vests upon issuance and expire two years and five years, respectively, from the grant date. In addition, the Company granted an unregistered warrant to a financing company for the purchase of 33,600 shares of Common Stock at an exercise price of $3.00, related to the securing of debt financing. The warrant vests upon issuance and expire five years from the grant date.

    These warrants were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering.

Transfer Agent and Registrar

    The transfer agent and registrar for the Common Stock is Mellon Investor Services, LLC, Ridgefield Park, New Jersey.

Item 6. Selected Financial Data

	FISCAL YEAR ENDED DECEMBER 31,
	2000	1999	1998	1997	1996
	(in thousands, except share amounts)
REVENUES:
Product sales and research testing services	$5,552	$4,732	$3,047	$3,658	$2,860
License fees and research and development payments	—	—	—	450	1,087

Total revenues	5,552	4,732	3,047	4,108	3,947
COST OF PRODUCTS SOLD	1,858	1,130	814	899	926
GROSS MARGIN ON PRODUCT SALES	3,694	3,602	2,233	2,759	1,934
(Percentage of revenue)	67%	76%	73%	75%	68%
OPERATING EXPENSES:
Research and development	1,691	1,734	2,901	4,470	3,163
Selling, general and administrative	4,568	3,831	8,122	8,031	9,201

Total operating expenses	6,259	5,565	11,023	12,501	12,364

Loss from operations	(2,565)	(1,963)	(8,790)	(9,292)	(9,343)
OTHER INCOME:
Proceeds from legal settlement	152	—	—	6,200	—
Other income and expenses	396	393	695	828	1,273

Net loss	$(2,017)	$(1,570)	$(8,095)	$(2,264)	$(8,070)

Basic and diluted net loss per common And common equivalent share	$(0.16)	$(0.13)	$(0.64)	$(0.18)	$(0.65)

Weighted average shares used in calculation of net loss per share	12,504	12,522	12,696	12,574	12,441

	December 31,
	2000	1999	1998	1997	1996
	(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$6,578	$8,400	$10,979	$18,965	$21,229
Working capital	6,662	9,205	10,624	18,368	20,901
Total assets	12,311	12,297	15,065	24,112	25,691
Accumulated deficit	(35,810)	(33,793)	(32,223)	(24,128)	(21,864)
Total shareholders' equity	$9,906	$11,709	$13,488	$21,644	$23,526

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results Of Operations

    Years Ended December 31, 2000, 1999, and 1998.  The Company had total revenues of $5,552,000 for the year ended December 31, 2000, compared to $4,732,000 and $3,047,000 for the years ended December 31, 1999 and 1998, respectively. The increase of $820,000 in 2000 compared to 1999 revenue is attributable to higher volumes of serum kits, increased shipments of urine kits to the Company's Japanese partner, and the introduction of the Osteomark NTx Point-of-Care device. During 2000 the Company sold over 20,000 of the NTx Point-of-Care devices to Procter & Gamble in Europe to be used as part of an overall marketing program to launch their new osteoporosis drug, Actonel®. Higher urine kit volume and introduction of the serum format resulted in a $1,685,000 increase in 1999 revenue compared to 1998.

    The Company's cost of products sold totaled $1,858,000 for the year ended December 31, 2000, compared to $1,130,000 and $814,000 for the same periods in 1999 and 1998, respectively. The gross margin rate on product sales for the year ended 2000 was 67%, compared to 76% for 1999 and 73% for 1998. The decrease in gross margin rate from 1999 to 2000 was primarily due to shared start-up and production costs related to acquiring the manufacturing rights for the NTx Point-of-Care device. The increase in gross margin rate from 1998 to 1999 was due to higher manufacturing volume and a slight increase in the average sales price per kit.

    The Company's research and development expenditures totaled $1,691,000, $1,734,000, and $2,901,000, in 2000, 1999, and 1998, respectively. Research and development expenditures include research grants to the University of Washington; however, these grants have decreased year after year for 1998, 1999 and 2000. The $43,000 decrease from 1999 to 2000 resulted from the conclusion of one of the research grants to the University of Washington. The $1,167,000 decrease from 1998 to 1999 was primarily attributable to the Company's restructuring plan implemented in December 1998.

    Selling, general and administrative expenses totaled $4,568,000, $3,831,000, and $8,122,000, in 2000, 1999, and 1998, respectively. The $737,000 increase in 2000 compared to 1999, was due primarily to higher wages, professional service fees and marketing related expenditures related to launching the NTx Point-of-Care device. The $4,291,000 decrease in expenses from 1998 to 1999 was driven primarily by the Company's December 1998 restructuring plan and reductions in both litigation and marketing related activities.

    Other income totaled $585,000, $421,000, and $747,000, for the years ended December 31, 2000, 1999, and 1998, respectively. The $164,000 increase from 1999 to 2000 is driven by a one time settlement fee paid by Osteometer Biotech A/S ("Osteometer") related to the settlement of the lawsuit between Osteometer and the Company (see Note 9—Litigation, to the accompanying financial statements). The $326,000 decrease between 1999 and 1998 was primarily due to lower average invested balances resulting from using cash to fund the Company's operating losses.

    At December 31, 2000, the Company had tax net operating loss carryforwards of approximately $39,700,000, which will begin to expire in 2004. Income taxes are provided in the Statements of Operations as required by Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred taxes are determined using an asset and liability approach. The Company has determined that the tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded against the applicable deferred tax assets, and therefore no tax benefit has been recorded.

    Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited, in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%.

Liquidity And Capital Resources

    As of December 31, 2000, the Company had $6,578,000 in cash and cash equivalents and short-term investments, working capital of $6,662,000 and total shareholders' equity of $9,906,000. During 2000, cash, cash equivalents and short-term investments decreased by $1,822,000, working capital decreased by $2,543,000 and shareholders' equity decreased by $1,803,000. The decreases were primarily the result of the net loss incurred during 2000.

    The Company used $838,000 of cash for operating activities in 2000 and $2,031,000 for the purchase of leasehold improvements, manufacturing and office equipment, which were purchased primarily for the build out of the Company's new manufacturing facility for production of the new NTx Point-of-Care device. In 2000, the Company entered into an agreement that provides up to $2,800,000 in debt financing for the new manufacturing facility and borrowed $1,088,000 during 2000. As of December 31, 2000, outstanding borrowings under this agreement were $1,053,000. Also during 2000, the Company repurchased on the open market 43,000 shares of common stock at a total cost of $74,000 and issued 61,000 shares of common stock related to the exercise of stock options and warrants receiving $126,000 in proceeds.

    The Company's future capital requirements depend upon many factors, including the effectiveness of the Osteomark NTx Serum, Urine, and Point-of-Care commercialization activities and arrangements; continued scientific progress in its research and development programs; the costs involved in filing, prosecuting and enforcing patent claims; the manufacturing needs for new and existing products; and the time and costs involved in obtaining regulatory approvals. Additional funds from equity or debt financing may be required. There can be no assurance that such additional funds will be available on favorable terms, if at all. Because of the Company's significant long-term cash requirements, it may seek to raise additional capital if conditions in the public equity markets are favorable or through private placements, even if the Company does not have an immediate need for additional cash at that time. If additional financing is not available, the Company believes that its existing available cash, its future license and research revenues from existing collaboration agreements, its current level of product sales and interest income from short-term investments will be adequate to fund operations into the foreseeable future.

Other Factors That May Affect Operating Results

    The Company's operating results may fluctuate due to a number of factors including, but not limited to, volume and timing of product sales, pricing, market acceptance of the Company's products, changing economic conditions, actions of competitors, delays and increased costs of product and technology development, manufacturing performance, the Company's ability to develop and maintain collaborative arrangements, the outcome of litigation, and the effect of the Company's accounting policies and other risk factors detailed in this report and other Commission filings. All of the foregoing factors are difficult for the Company to predict and could materially adversely affect the Company's business and operating results.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    Interest rate risk.  Our exposure to market rate risk, as a result of changes in interest rates, relates primarily to the Company's investment portfolio. At December 31, 2000, the Company held $1.3 million in cash and cash equivalents and $5.2 million in Federal and Government agency obligations, and Corporate and municipal bonds. Although we hold both fixed and adjustable rate investments and each carry a certain degree of interest rate risk, the Company does not consider this risk to be material to the accompanying financial statements.

    Currency risk.  The Company conducts all financial transactions in U.S. currency. However, currency fluctuations may impact a foreign customer's ability to meet its payment obligations and/or future product pricing to that customer. Based upon the Company's credit authorization policy, current economic conditions in countries in which the Company does significant business, and the level of outstanding foreign receivables, the Company does not consider this risk to be material to the accompanying financial statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Public Accountants

    To the Shareholders of Ostex International, Inc.:

    We have audited the accompanying balance sheets of Ostex International, Inc. (a Washington corporation) as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ostex International, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     /s/ ARTHUR ANDERSEN LLP

Seattle, Washington
February 2, 2001

OSTEX INTERNATIONAL, INC.
BALANCE SHEETS

	December 31,
	2000	1999
	(in thousands, except share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$1,348	$1,562
Short-term investments	5,230	6,838
Trade receivables, net of allowance of $55 in 2000 and $34 in 1999	1,072	1,038
Inventory	465	251
Other current assets	184	104

Total current assets	8,299	9,793

Property, Plant and Equipment, net	3,413	1,905
Other Assets	599	599

Total assets	$12,311	$12,297

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$988	$278
Accrued expenses	364	195
Current portion of note payable	285	115

Total current liabilities	1,637	588

Noncurrent Liabilities
Note payable, net of current portion	768	—

Commitments and Contingencies (see Note 9)
Shareholders' Equity:
Common stock, $.01 par value, 50,000,000 authorized; 12,487,047 and 12,469,050 issued and outstanding	125	125
Additional paid-in capital	45,651	45,494
Accumulated items of comprehensive income (loss)	(60)	(117)
Accumulated deficit	(35,810)	(33,793)

Total shareholders' equity	9,906	11,709

Total liabilities and shareholders' equity	$12,311	$12,297

The accompanying notes are an integral part of these financial statements.

OSTEX INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2000	1999	1998
	(in thousands, except share amounts)
Revenue	$5,552	$4,732	$3,047
Cost Of Products Sold	1,858	1,130	814

Gross Margin	3,694	3,602	2,233
(Percentage of revenue)	67%	76%	73%
Operating Expenses:
Research and development	1,691	1,734	2,901
Selling, general and administrative	4,568	3,831	8,122

Total operating expenses	6,259	5,565	11,023

Loss from operations	(2,565)	(1,963)	(8,790)
Other Income (Expenses):
Proceeds from legal settlement	152	—	—
Interest income	433	421	747
Other expenses	(37)	(28)	(52)

Net loss	$(2,017)	$(1,570)	$(8,095)

Basic and diluted net loss per common and common equivalent share	$(0.16)	$(0.13)	$(0.64)

Weighted average shares used in calculation net loss per share	12,504	12,522	12,696

The accompanying notes are an integral part of these financial statements.

OSTEX INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2000	1999	1998
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,017)	$(1,570)	$(8,095)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	496	553	685
Loss on disposal of property, plant and equipment	27	—	—
Expense from issuance of warrants	105	134	—
(Increase) decrease in receivables and other current assets	(114)	(284)	486
Decrease in inventory	(214)	(4)	(46)
Decrease in other assets	—	—	38
Increase (decrease) in accounts payable	710	(279)	(872)
Increase (decrease) in accrued expenses	169	(501)	166

Net cash used in operating activities	(838)	(1,951)	(7,638)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(5,288)	(5,801)	(31,606)
Proceeds from sales and maturities of short-term investments	6,953	7,139	40,074
Purchase of property, plant and equipment	(2,031)	(76)	(102)

Net cash (used in) provided by investing activities	(366)	1,262	8,366

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of stock options	126	2	—
Stock Repurchases	(74)	(286)	—
Proceeds from note payable	1,088	—	—
Payments on note payable	(150)	(209)	(185)

Net cash provided by (used in) financing activities	990	(493)	(185)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(214)	(1,182)	543
CASH AND CASH EQUIVALENTS, beginning of period	1,562	2,744	2,201

CASH AND CASH EQUIVALENTS, end of period	$1,348	$1,562	$2,744

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on notes payable	$10	$28	$52

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITES:
Warrants issued to lender	$62	$—	$—

The accompanying notes are an integral part of these financial statements.

OSTEX INTERNATIONAL, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY

				Accumulated Other Comprehensive Income (Loss)
	Common Stock
(in thousands, except share amounts)			Additional Paid-in Capital		Accumulated Deficit	Compre- hensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 1997	12,696	$127	$45,642	$ 3	$(24,128)	$ —	$21,644
Comprehensive loss
Unrealized loss on short-term investments	—	—	—	(61)	—	(61)	(61)
Net loss	—	—	—	—	(8,095)	(8,095)	(8,095)

Comprehensive loss						(8,156)
Balance, December 31, 1998	12,696	127	45,642	(58)	(32,223)		13,488
Warrants issued to outside consultants	—	—	134	—	—	—	134
Stock options exercised	18	—	2	—	—	—	2
Stock repurchases	(245)	(2)	(284)				(286)
Comprehensive loss
Unrealized loss on short-term investments	—	—	—	(59)	—	(59)	(59)
Net loss	—	—	—	—	(1,570)	(1,570)	(1,570)

Comprehensive loss						(1,629)
Balance, December 31, 1999	12,469	125	45,494	(117)	(33,793)		11,709
Warrants issued to outside consultants	—	—	105	—	—	—	105
Stock options exercised	61	1	125	—	—	—	126
Stock repurchases	(43)	(1)	(73)				(74)
Comprehensive loss
Unrealized gain on short-term investments	—	—	—	57	—	57	57
Net loss	—	—	—	—	(2,017)	(2,017)	(2,017)

Comprehensive loss						$(1,960)
Balance, December 31, 2000	12,487	$125	$45,651	$ (60)	$(35,810)		$ 9,906

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1—Organization And Summary Of Significant Accounting Policies

Organization

    Ostex International, Inc. (the "Company"), a Washington corporation incorporated in May 1989, is engaged in the discovery and commercialization of products associated with osteoporosis and other collagen-related diseases. The Company's lead product, the Osteomark NTx test, incorporates breakthrough and patented technology in the area of bone resorption measurement. The Company markets the Osteomark NTx tests through distributors, medical laboratories, pharmaceutical and healthcare companies.

Estimates And Uncertainties

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

    Product sales are recognized upon shipment. Research testing fees are recognized when the services are substantially complete. License fees and research and development payments are recognized upon attainment of the agreed upon milestones.

Research And Development Expenses

    Research and development costs are expensed as incurred.

Cash And Cash Equivalents

    The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The carrying amount approximates fair value due to the short maturities of these investments.

Short-Term Investments

    The Company considers all of its short-term investments to be "available for sale," reporting them at fair market value with unrealized gains and losses included as a component of comprehensive income (loss) in shareholders' equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income. Contractual maturities range from one to 29 years.

Concentration Of Credit Risk

    Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company historically has incurred minimal credit losses.

    The following table summarizes the number of customers that individually comprise greater than 10% of total revenues in each of the years listed and their aggregate percentage of the Company's total revenues:

		Percentage of Total Revenues
	Number of Significant Customers
Year ended December 31,		A	B
1998	2	16%	16%
1999	2	15%	14%
2000	2	10%	15%

    The following table summarizes the number of customers that individually comprise greater than 10% of net receivables and their aggregate percentage of the Company's total net receivables:

		Percentage of Net Receivables
	Number of Significant Customers
December 31,		A	B	C
1998	2	11%	6%	— %
1999	2	18%	16%	— %
2000	3	19%	10%	14%

Inventory

    Inventory consists principally of raw materials and finished goods. Inventories are stated at the lower of cost (first-in, first-out) or market.

Property, Plant And Equipment

    Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their useful lives or the lease term. Estimated lives range from five to ten years. Depreciation expense during 2000, 1999, and 1998 was $496,000, $553,000, and $685,000, respectively.

Comprehensive Income

    The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosure of comprehensive income (loss). Disclosure has been made for all years presented in the statements of shareholders' equity.

Recently Issued Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 137 issued August 1999 postponed for one year the mandatory effective date for SFAS 133 to January 1, 2001.

    The Company had no outstanding derivative instruments at December 31, 2000.

Note 2—Short-Term Investments

    The Company's short-term investments at December 31, 2000 and 1999 consisted of the following:

	2000	1999
Federal agency obligations	$3,466,000	$3,525,000
Government agency obligations	1,764,000	2,176,000
Corporate and municipal bonds	—	1,137,000

	$5,230,000	$6,838,000

Note 3—Property, Plant And Equipment

    Property, plant and equipment at December 31, 2000 and 1999 consisted of the following:

	2000	1999
Leasehold improvements	$2,405,000	$2,405,000
Laboratory and manufacturing equipment	1,431,000	1,315,000
Computers and office equipment	1,037,000	1,128,000
Construction-in-progress	1,898,000	8,000

	6,771,000	4,856,000
Accumulated depreciation and amortization	(3,358,000)	(2,951,000)

Net property, plant and equipment	$3,413,000	$1,905,000

Note 4—Other Assets

    Other assets represent a $599,000 investment in preferred stock of Metrika, Inc. The investment is recorded in the accompanying financial statements at cost and represents an ownership interest of less than 5%. The Company periodically assesses the valuation of this asset based on historical financial data, valuations made during additional investment rounds, and future projections. Management currently believes that the investment is not impaired. However, given the nature of the business, there is a risk that the investment may become impaired in the future.

Note 5—Note Payable

    In July 1996, the Company borrowed $746,000 under a secured promissory note agreement with GE Capital. The note is secured by real property and equipment and is payable in equal monthly installments of principal and interest of approximately $20,000. The note agreement was paid off in June 2000. There are no outstanding obligations under this note agreement.

    On October 2, 2000, the Company and Transamerica Business Credit Corporation ("Transamerica") signed a letter of commitment whereby Transamerica will provide up to $2.8 million in debt financing for the Company's manufacturing expansion plan. The Company was required to draw down at least $500,000 by December 31, 2000, with future draws to be a minimum of $100,000. Each draw is on a separate note, secured by real property and equipment, and is payable in 36 equal monthly installments with a balloon payment at the end of the term. As of December 31, 2000, the Company received $1,088,000 in proceeds under two separate note agreements, with a balance due of $1,053,000. The annual interest rate under the two notes is approximately 14.5%. The interest rate on future notes may change based on changes in the rate of 3-year U.S. Treasury Securities. The Company expects to draw down the remaining funds by the end of 2001.

    Principal payments under the notes are as follows:

2001	$285,000
2002	305,000
2003	386,000
2004	77,000

Total principal due on notes	$1,053,000

Note 6—Shareholders' Equity

Stock Option Plans

    The Company has three stock option plans: the Amended and Restated Stock Option Plan (the "Old Plan"), the 1994 Stock Option Plan (the "1994 Plan"), both administered by the Compensation Committee of the Board of Directors, and the Directors' Nonqualified Stock Option Plan (the "Directors' Plan"), (collectively the "Stock Option Plans"). The Old Plan no longer permits additional stock option grants.

    Shares of common stock reserved for issuance to the Company's employees and directors under the 1994 Plan and the Directors' Plan are 2,500,000 and 600,000, respectively. Shares available for future grants under the 1994 Plan and the Directors' Plan at December 31, 2000 are 447,992 and 215,000, respectively. These options generally vest ratably over three to four years. All options granted under the Stock Option Plans expire upon the earlier of 90 days after termination of employment or ten years from date of grant. Options are granted with exercise prices equal to or greater than fair market value at grant date.

    Information relating to stock options outstanding and stock options exercisable at December 31, 2000 is as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OF SHARES	WEIGHTED AVERAGE REMAINING LIFE IN YEARS	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE
$0.08 - $1.81	592,140	8	$1.08	318,727	$.94
$2.00 - $4.75	1,851,808	7	$2.86	1,155,484	$3.04
$5.00 - $17.13	80,962	4	$6.97	80,837	$7.33

	2,524,910	7	$2.58	1,555,048	$2.83

    Information relating to stock options activity is as follows:

	2000		1999		1998
	SHARES	WEIGHTED AVG. EXERCISE PRICE	SHARES	WEIGHTED AVG. EXERCISE PRICE	SHARES	WEIGHTED AVG. EXERCISE PRICE
Outstanding at beginning of period	1,992,395	$2.68	1,836,087	$3.04	1,962,301	$3.34
Granted	656,780	2.33	551,485	1.10	338,500	1.91
Exercised	(10,797)	2.45	(17,500)	.11	—	—
Canceled	(113,468)	2.91	(377,677)	2.27	(464,714)	3.47

Outstanding at end of period	2,524,910	$2.58	1,992,395	$2.68	1,836,087	$3.04

Vested at end of period	1,555,048	$2.83	1,159,074	$2.92	779,638	$3.28
Weighted average fair value of options granted		$2.06		$1.23		$1.36

    Options outstanding have weighted average remaining contractual lives of seven and eight years at December 31, 2000 and 1999, respectively.

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized for stock options issued at market value on the date of grant. Had compensation cost for the Company's Stock Option Plans been determined based on the fair value of the options at the grant date for awards in 2000, 1999, and 1998 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common equivalent share would have changed to the pro forma amounts indicated below:

	2000	1999	1998
Net loss—as reported	$(2,017,000)	$(1,570,000)	$(8,095,000)
Net loss—pro forma	$(2,470,000)	$(2,171,000)	$(8,513,000)
Basic and diluted net loss per common and common equivalent share—as reported	$(0.16)	$(0.13)	$(0.64)
Basic and diluted net loss per common and common equivalent share—pro forma	$(0.20)	$(0.17)	$(0.67)

    The fair value of each option grant is established on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for new grants in 2000: zero dividend yield; expected volatility of 134%; average risk-free interest rate of 5.5% and expected lives of five years. Assumptions for options granted in 1999 were: zero dividend yield; expected volatility of 129%; average risk-free interest rate of 6.0% and expected lives of five years. Assumptions for options granted in 1998 were: zero dividend yield; expected volatility of 88%; average risk-free interest rate of 5.0%; and expected lives of five years. The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, therefore the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Common Stock Warrant

    During 2000, the Company issued warrants to two outside consultants for the purchase of 3,000 and 12,904 shares of common stock, each at an exercise price of $1.86, in exchange for services to be provided to the Company. Both warrants vest upon issuance, and expire five years and two years, respectively from the grant date. The Company recorded these warrants in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue 98-16, which require that the fair value of the warrant be recognized as expense. Total expense recognized in 2000 related to these warrant was approximately $20,000.

    Also during 2000, the Company issued a warrant to Transamerica for the purchase of 33,600 shares of common stock at an exercise price of $3.00 related to the debt financing agreement referenced in Note 5 above. The Company has provided for this warrant in accordance with the provisions of SFAS No. 123 and has recorded the fair value of the warrants as an asset to be amortized to interest expense.

    During 1999, the Company issued a warrant to an outside consultant for the purchase of 100,000 shares of common stock at an exercise price of $2.00, in exchange for services to be provided to the Company. The warrant vests in twelve equal monthly installments beginning one month after the grant date, and expires three years from the grant date. The Company recorded this warrant in accordance with the provisions of SFAS No. 123 and EITF Issue 96-18, which require that the fair value of the warrant be recognized as expense, and that the fair value be remeasured at each balance sheet date (variable accounting). Total expense recognized in 2000 related to this warrant was approximately $23,000. Total expense recognized in 1999 was approximately $134,000. Also during 2000, 50,000 shares were exercised and issued, resulting in cash proceeds of approximately $100,000.

Note 7—Licensing Agreements

    Under the Company's license agreements with the Washington Research Foundation (the "WRF"), the Company has the worldwide exclusive right to commercialize technology developed from certain research conducted by the University of Washington ("UW"). As consideration for the licenses acquired and for the attainment of certain milestones, the Company paid the WRF certain nonrefundable fees and issued common stock to the WRF and UW. In addition, future cash payments and common stock grants may be due upon attainment of certain other milestones. All legal costs incurred by the WRF in connection with the filing, prosecution, and maintenance of certain defined patent rights are paid by the Company. The Company is obligated to pay WRF royalties on net sales of any licensed products.

Note 8—Related Party Transactions

Research Agreements

    In the past, the Company has entered into research agreements with the UW, one of which was extended through December 31, 2000. The Company intends to extend this agreement through 2001. Total expense was $150,000, $150,000, and $367,000 during 2000, 1999, and 1998, respectively.

Manufacturing Agreement

    The Company, through an agreement with Metrika, Inc. ("Metrika"), developed the NTx Point-of-Care device. Along with the agreement, the Company acquired preferred stock of Metrika (see Note 4). During 2000, the Company paid Metrika approximately $677,000 related to development and production of NTx Point-of-Care devices.

    On May 10, 2000, the Company announced it had acquired the exclusive right from Metrika to manufacture the Osteomark NTx Point-of-Care device. The Company anticipates manufacturing the NTx Point-of-Care device at its new facility during the third quarter of 2001.

Note 9—Commitments And Contingencies

Leases

    The Company has entered into noncancelable operating leases for office space and certain equipment. Future minimum payments under these leases are as follows:

2001	697,000
2002	669,000
2003	653,000
2004	645,000
2005	557,000
Thereafter	497,000

Total	$3,718,000

    Total rent expense was approximately $444,000, $457,000, and $481,000 in 2000, 1999, and 1998, respectively.

Litigation

    Effective August 1, 2000, the Company, Osteometer Biotech A/S ("Osteometer"), Diagnostics Systems Laboratories ("DSL"), and the WRF, entered into an agreement settling a lawsuit brought against Osteometer and DSL for infringements of patents exclusively licensed by the WRF to the

Company and directed to C-telopeptide markers of bone resorption. The Company filed the initial action in June 1996 in the United States District Court for the Western District of Washington against Osteometer and DSL for patent infringement of United States Patent No. 5,455,179. In September 1996, the defendants filed a response denying infringement and counterclaimed that the Company's patent is invalid and unenforceable. By order dated July 7, 1997, the Court granted the Company's motion to file a supplemental complaint, to add a second cause of action based upon United States Patent No. 5,641,837, which issued on September 24, 1997. On October 24, 1997, the Company filed a second supplemental complaint to add third and fourth causes of action based upon U.S. Patent No. 5,652,112, which issued on July 29, 1997, and U.S. Patent No. 5,656,439, which issued on August 12, 1997.

    Under the settlement agreement, Osteometer may sell the CrossLaps™ ELISA urine kits in the United States for two years, paid the Company a settlement fee for past sales and will pay royalties on future sales.

    On November 19, 1999, Roche Diagnostics GmbH ("Roche") filed a lawsuit against the Company in Belgium seeking to invalidate three of the Company's European patents as they cover the Belgium territory. The lawsuit also sought a declaration that Roche is not infringing on the Company's patents in all the countries designated under the patents and where Roche markets or plans to market their Elecsys-B-Crosslaps Serum diagnostic test. In February 2000, this case was stayed indefinitely, pending the outcomes of opposition proceedings in the European Patent Office. The Company believes that this lawsuit will not lead to an award of damages against the Company.

Note 10—Other Income—Proceeds From Legal Settlement

    In August 2000, the Company announced settlement with Osteometer (see Note 9—Litigation above) under which the Company received a lump sum settlement fee of approximately $200,000 related to past sales. Approximately $48,000 of the settlement fee was considered 2000 activity and was recorded under Revenues.

Note 11—Federal Income Taxes

    Deferred taxes are determined using an asset and liability approach. The Company has incurred operating losses since inception and accordingly has determined that the net deferred tax assets do not satisfy recognition criteria. Therefore, a valuation allowance has been recorded against the net deferred tax assets and no tax benefit has been recorded in the accompanying statement of operations. The change in the valuation allowance during 2000, 1999, and 1998 was $665,000, $478,000, and $2,966,000, respectively. The Company's deferred tax assets (liabilities) are as follows:

	2000	1999
Net operating loss carryforward	$13,511,000	$12,956,000
Research and experimentation credits	713,000	650,000
Property, Plant and Equipment	326,000	230,000
Other	59,000	108,000

Gross deferred tax asset	14,609,000	13,944,000
Valuation allowance	(14,609,000)	(13,944,000)

Net deferred tax asset	$—	$—

    At December 31, 2000, the Company had tax net operating loss carryforwards of approximately $39,700,000, which expire between 2004 and 2020.

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

PART IV

Item 14. Financial Statements, Financial Statement Schedules, Exhibits, and Reports on Form 8-K

  a. Financial Statements, Financial Statement Schedules and Exhibits

    (1) FINANCIAL STATEMENTS

      The following financial statements are included in Item 8:

      Balance Sheets—December 31, 2000 and 1999

      Statements of Operations—Years ended December 31, 2000, 1999, and 1998

      Statements of Cash Flows—Years ended December 31, 2000, 1999, and 1998

      Statements of Shareholders' Equity—Years ended December 31, 2000, 1999, and 1998

      Notes to Financial Statements—December 31, 2000

    (2) FINANCIAL STATEMENT SCHEDULES

    Financial Statement Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

    (3) Exhibit Index (see note (1))

EXHIBIT INDEX

Exhibit Number	Description	Notes
3.1	Articles of Incorporation, as amended, dated January 1997	(2)
3.2	Bylaws, as amended	(3)
4.1	Specimen Common Stock Certificate	(3)
10.1A 10.1B 10.1C	Amended and Restated Stock Option Plan* Form of Employee Stock Option Agreement* Form of Director's Stock Option Agreement*	(3) (3) (3)
10.5	Form of Indemnification Agreement with officers and directors*	(3)
10.7	Agreement with Thomas A. Bologna Executive Employment Agreement dated July 16, 1997*	(4)
	Agreements with Mochida Pharmaceutical Co., Ltd.
10.12A	Research and Development Agreement dated August 1992	(3)
10.12B	Osteomark License Agreement Dated August 1992	(3)
10.12D	Second Amendment to Osteomark License Agreement dated December 24, 1997	(5)
	Agreements with the Washington Research Foundation
10.13A	Restated Exclusive License Agreement effective June 19, 1992 (Urinary Assay for Measuring Bone Resorption)	(3)
10.13B	Amendment to Restated Exclusive License Agreement effective January 1, 1993	(3)
10.13C	Second Amendment effective June 2, 1994
10.14	Exclusive License Agreement dated February 10, 1994 (O-CSF)	(3)
	Agreements with the University of Washington
10.15A	Research Agreement dated July 1, 1996 (Molecular Markers of Connective Tissue Degradation)	(5)(6)
10.15B	Research Agreement dated October 1, 1996 (Role of O-CSF in Osteoclast Regulation)	(5)(6)
10.16A	Know-How Transfer and Consulting Agreement dated September 18, 1989 with David R. Eyre, Ph.D.*	(3)
10.16B	Extension and Amendment dated May 1, 1992*	(3)
	Lease Agreements
10.27A	Lease Agreement dated October 2, 1995, with David A. Sabey and Sandra L. Sabey	(7)
10.27B	First Amendment of Lease dated October 15, 1996, with the City of Seattle, successor-in-interest to David A. Sabey and Sandra L. Sabey	(2)
	Agreements with Johnson & Johnson Clinical Diagnostics, Inc.
10.28A	Distribution Agreement dated June 7, 1995	(8)
10.28B	Research, Development, License and Supply Agreement dated June 7, 1995	(8)
10.29	Clinical Laboratory Services License and Supply Agreement dated October 25, 1995, with SmithKline Beecham Clinical Laboratories, Inc.	(7)
10.35	Shareholder Rights Agreement dated January 21, 1997	(9)
10.37	Metrika Manufacturing and License Agreement dated March 10, 2000	(10)
10.38	Transamerica Business Credit Corporation Master Loan and Security Agreement dated October 23, 2000	(11)

23.1	Consent of Arthur Andersen LLP	(11)
99.1	Amended and Restated 1994 Stock Option Plan*	(12)
99.2	Amended and Restated Directors' Nonqualified Stock Option Plan*	(12)

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

(9)
Incorporated herein by reference to exhibit number 4.5 filed with Form 8-A with the Commission in January 1997.

(10)
Incorporated herein by reference to exhibit of the same number filed with Form 10-Q with the Commission for the quarter ended June 30, 2000. Confidential treatment has been granted or requested with respect to portions of this exhibit.

(11)
Included with this Form 10-K as exhibit of the same number.

(12)
Incorporated herein by reference to exhibit of the same number filed with Form S-8 with the Commission on July 20, 2000.

(b) Reports on Form 8-K

    None

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2001.

OSTEX INTERNATIONAL, INC.
By	/s/ THOMAS A. BOLOGNA Thomas A. Bologna Chairman, President and Chief Executive Officer and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ THOMAS A. BOLOGNA Thomas A. Bologna	Chairman, President and Chief Executive Officer (principal executive officer and principal financial officer)	March 21, 2001
/s/ THOMAS J. CABLE Thomas J. Cable	Director	March 21, 2001
/s/ ELISABETH L. EVANS Elisabeth L. Evans	Director	March 21, 2001
/s/ DAVID R. EYRE David R. Eyre	Director	March 21, 2001
/s/ FREDRIC J. FELDMAN Fredric J. Feldman	Director	March 21, 2001
/s/ GREGORY D. PHELPS Gregory D. Phelps	Director	March 21, 2001
/s/ JOHN H. TRIMMER John H. Trimmer	Director	March 21, 2001

QuickLinks

PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Executive Officers of the Registrant
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Shareholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Financial Statements, Financial Statement Schedules, Exhibits, and Reports on Form 8-K
SIGNATURES