Form 10-Q
period 2001-06-30
OSTEX INTERNATIONAL INC /WA/
filed 2001-08-14
CIK 932631

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

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

            Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

The number of shares of the Registrant’s common stock outstanding as of August 9, 2001 was 12,535,847.

OSTEX INTERNATIONAL, INC.

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

OSTEX INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	June 30, 2001	December 31, 2000

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$290,000	$1,348,000
Short-term investments	4,655,000	5,230,000
Receivables, net of allowance	1,114,000	1,072,000
Inventory, at cost	636,000	465,000
Other current assets	189,000	122,000

Total Current Assets	6,884,000	8,237,000

Property, Plant and Equipment, net	3,584,000	3,413,000
Other Assets	654,000	661,000

Total Assets	$11,122,000	$12,311,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$229,000	$988,000
Accrued liabilities	638,000	364,000
Current portion of notes payable	507,000	285,000

Total Current Liabilities	1,374,000	1,637,000

Noncurrent Liabilities
Notes payable, net of current portion	1,132,000	768,000

Shareholders' Equity:
Common stock, $.01 par value, 50,000,000 authorized; 12,535,847 and 12,487,047 issued and outstanding at June 30, 2001 and December 31, 2000 respectively	125,000	125,000
Additional paid-in capital	45,671,000	45,651,000
Accumulated items of comprehensive loss	(11,000)	(60,000)
Accumulated deficit	(37,169,000)	(35,810,000)

Total Shareholders' Equity	8,616,000	9,906,000

Total Liabilities and Shareholders' Equity	$11,122,000	$12,311,000

The accompanying notes are an integral part of these condensed financial statements.

OSTEX INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended		Year to Date

	June 30,	June 30,	June 30,	June 30,
	2000	2001	2001	2000

Revenues	$1,492,000	$1,568,000	$3,021,000	$2,454,000

Cost of products sold	590,000	619,000	1,204,000	697,000

Gross Profit	902,000	949,000	1,817,000	1,757,000

Operating Expenses:
Research and development	427,000	404,000	996,000	777,000
Selling, general and administrative	1,028,000	1,279,000	2,290,000	2,416,000

Total operating expenses	1,455,000	1,683,000	3,286,000	3,193,000

Loss from operations	(553,000)	(734,000)	(1,469,000)	(1,436,000)

Other Income, net	52,000	99,000	110,000	189,000

Net loss	$(501,000)	$(635,000)	$(1,359,000)	$(1,247,000)

Basic and diluted net loss per common share	$(0.04)	$(0.05)	$(0.11)	$(0.10)
Weighted average shares used in calculation of net loss per share	12,484,000	12,504,000	12,484,000	12,488,000

The accompanying notes are an integral part of these condensed financial statements.

OSTEX INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Year to Date

	June 30,	June 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,359,000)	$(1,247,000)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	248,000	241,000
Expense from issuance of warrants	7,000	23,000
Loss on disposal of property, plant & equipment	2,000	27,000
Changes in current assets and current liabilities -
Receivables	(42,000)	13,000
Inventory	171,000)	(90,000)
Other assets	(60,000)	(40,000)
Accounts payable	(759,000)	78,000
Accrued expenses	274,000	46,000

Net cash used in operating activities	(1,860,000)	(949,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(911,000)	(3,907,000)
Proceeds from sales and maturities of short-term investments	1,535,000	4,294,000
Purchases of property, plant and equipment	(421,000)	(71,000)

Net cash provided by investing activities	203,000	316,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of stock options	32,000	125,000
Repurchase of common stock	(19,000)	-
Proceeds from notes payable	831,000	-
Payments on notes payable	(245,000)	(115,000)

Net cash provided by financing activities	599,000	10,000

NET DECREASE IN CASH AND EQUIVALENTS	(1,058,000)	(623,000)

CASH AND CASH EQUIVALENTS, beginning of period	1,348,000	1,562,000

CASH AND CASH EQUIVALENTS, end of period	$290,000	$939,000

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

2.          Earnings Per Share

As presented, basic and diluted loss per share are equal since common equivalent shares are excluded from the calculation of diluted earnings per share because their effects are antidilutive to the Company's net losses.  The calculation of dilutive shares excludes approximately 3,025,000 and 2,243,000 of options outstanding as of June 30, 2001 and June 30, 2000, respectively, because of their antidilutive effect.

3.   Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", which was effective for the Company beginning January 1, 1998, establishes standards for reporting and disclosure of comprehensive income.  The components of comprehensive income for the six months ended June 30, 2001 and June 30, 2000, are as follows:

	June 30, 2001	June 30, 2000

Net Loss	$(1,359,000)	$(1,247,000)
Unrealized loss on short-term investments	(11,000)	(13,000)

Total comprehensive loss	$(1,370,000)	$(1,260,000)

4.         Property, Plant And Equipment

Property, plant and equipment at June 30, 2001 and December 31, 2000 consisted of the following:

	June 30, 2001	December 31, 2000

Leasehold improvements	$4,047,000	$2,405,000
Laboratory and manufacturing equipment	1,434,000	1,431,000
Computers and office equipment	1,158,000	1,037,000
Construction-in-progress	551,000	1,898,000

	7,190,000	6,771,000
Accumulated depreciation and amortization	(3,606,000)	(3,358,000)

Net property, plant and equipment	$3,584,000	$3,413,000

5.         Notes Payable

On October 2, 2000, the Company and Transamerica Business Credit Corporation ("Transamerica") signed a letter of commitment whereby Transamerica will provide up to $2.8 million in debt financing for the Company's manufacturing expansion plan.  Each draw down is on a separate note, secured by real property and equipment, payable in 36 equal monthly installments with a balloon payment at the end of the term, and must be for a minimum of $100,000.  As of June 30, 2001, the Company has received $1,918,000 in proceeds under four separate note agreements, with a balance due of $1,639,000.  The annual interest rate under the four notes is fixed at approximately 14.5%.  The interest rate on future notes may change based on changes in the rate of 3-year U.S. Treasury Securities.  The Company expects to use substantially all of the funds available under this financing agreement and to draw down the remaining funds by the end of 2001.

PART I — FINANCIAL INFORMATION (Continued)

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

Overview

             Ostex was incorporated in the State of Washington in 1989.  The Company is engaged in the discovery and commercialization of products associated with osteoporosis and other collagen-related diseases.  The Company believes that its lead product, the OSTEOMARK®NTx test, now available in multiple test formats, incorporates breakthrough and patented technology in the area of bone resorption measurement.  As of June 30, 2001, the Company had 44 employees.

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

             The Company is the exclusive licensee of the Osteomark technology, known clinically as the NTx test, which is available in multiple formats that can aid in healthcare decision-making at early menopause and beyond.  The Osteomark test is a non-invasive test that quantitatively indicates the level of bone resorption.  Individuals who are losing bone collagen at accelerated rates may progress to low bone mass, a major cause of osteoporosis. Identification of high levels of bone resorption provides the opportunity to predict skeletal response (bone mineral density) to hormonal antiresorptive therapy in postmenopausal women, which are intended to prevent the onset of osteoporosis.  In addition, the Company's Osteomark test aids clinicians in monitoring the effects of antiresorptive therapies such as Merck & Co., Inc.'s Fosamax®, Eli Lilly and Company's Evista®, and Proctor & Gamble Pharmaceuticals, Inc.'s Actonel®, in postmenopausal women and those diagnosed with osteoporosis, in a matter of three months versus one to two years with conventional technology.

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

             In February 1999, Osteomark NTx Serum became the first and only commercially available test in the United States that measures specific bone breakdown by osteoclasts using a blood sample. The Company believes that the use of a Serum NTx test provides a number of advantages to centralized testing laboratories, including the elimination of the requirement to normalize NTx values to creatinine concentration. The Company is manufacturing and marketing the Osteomark test in an Enzyme-linked Immunosorbent Assay (“ELISA”) format for testing urine or serum samples.

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

             The Company is developing an assay for Type II collagen degradation.  Type II collagen is a primary constituent of joint cartilage.  Osteoarthritis, a degenerative disease of joint cartilage, affects over 15 million people in the United States alone.  The disease first appears in a limited number of joints.  The first symptom, joint pain, occurs after substantial cartilage damage has taken place.  Eventually, pain and tenderness increase and the joint motion becomes diminished.  The Ostex Type II collagen degradation test under development has been designed to allow reliable monitoring of joint cartilage changes for validating the effectiveness of drugs under development and for identifying patients with early-stage disease.  Similar to the Osteomark test used in connection with osteoporosis, the Company believes that the Type II collagen degradation test will aid in the clinical management of osteoarthritis patients.

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

Results of Operations for the Three months Ended June 30, 2001 and June 30, 2000

             Total revenues were $1,492,000 for the quarter ended June 30, 2001, compared to $1,568,000 for the quarter ended June 30, 2000.  Total cost of products sold were $590,000 for the quarter ended June 30, 2001, compared to $619,000 for the quarter ended June 30, 2000.

             The Company’s research and development expenditures totaled $427,000 for the quarter ended June 30, 2001, compared to $404,000 for the quarter ended June 30, 2000 due to slightly higher personnel related expenditures. Selling, general and administrative expenses totaled $1,028,000 for the quarter ended June 30, 2001, compared to $1,279,000 for the quarter ended June 30, 2000.  The $251,000 decrease resulted primarily from lower patent and litigation costs related to the successful defense of certain patents in the Company's intellectual property portfolio.

             Net other income totaled $52,000 for the quarter ended June 30, 2001, compared to $99,000 for the quarter ended June 30, 2000.  The decrease is due to higher interest expense related to notes payable associated with the build-out of the NTx Point-of-Care manufacturing facility and lower interest income due to lower investment balance.

Results of Operations for the Six months Ended June 30, 2001 and June 30, 2000

             Total revenues were $3,021,000 for the six-month period ended June 30, 2001, compared to $2,454,000 for the six-month period ended June 30, 2000.  The $567,000 increase was due primarily to increased shipments of NTx Serum kits and NTx Urine kits to the Company's partner Mochida and to Johnson & Johnson.  Total cost of products sold were $1,204,000 for the six-month ended June 30, 2001, compared to $697,000 for the six-month period ended June 30, 2000.  The $507,000 increase was primarily the result of higher sales volume and certain inventory adjustments made in the first quarter of 2000.

             The Company’s research and development expenditures totaled $996,000 for the six-month period ended June 30, 2001, compared to $777,000 for the six-month period ended June 30, 2000.  The $219,000 increase was driven by increased activities associated with the NTx Point-of-Care device including clinical trials related to seeking approval for CLIA waiver and Rx Home Use.  Selling, general and administrative expenses totaled $2,290,000 for the six-month period ended June 30, 2001, compared to $2,416,000 for the six-month period ended June 30, 2000.  The $126,000 decrease resulted from lower legal and patent related expenditures.

             Net other income totaled $110,000 for the six-month period ended June 30, 2001, compared to $189,000 for the six-month period ended June 30, 2000.  The decrease is due to higher interest expense related to notes payable associated with the build-out of the NTx Point-of-Care manufacturing facility and lower interest income due to lower investment balance.

Liquidity and Capital Resources

             As of June 30, 2001, the Company had cash and cash equivalents and short-term investments of $4,945,000, working capital of $5,510,000 and total shareholders’ equity of $8,616,000.  As a result of funding operating losses during the six months ended June 30, 2001, cash, cash equivalents and short-term investments decreased by $1,633,000, working capital decreased by $1,090,000 and shareholders' equity decreased by $1,290,000.  During the six-month period ended June 30, 2001, the Company purchased $421,000 of leasehold improvements, manufacturing and office equipment primarily for the build-out of its new manufacturing facility for the OSTEOMARK®NTx test. The Company received proceeds from notes under the Transamerica loan agreement totaling $831,000 and reduced notes payable by $245,000. The Company expects that it will draw down substantially all of the remaining funds under its lease line with Transamerica by the end of 2001.

             The Company’s future capital requirements depend upon many factors, including the effectiveness of the Osteomark NTx Serum, Urine, and Point-of-Care commercialization activities and arrangements; continued scientific progress in its research and development programs; the costs involved in filing, prosecuting and enforcing patent claims; the manufacturing needs for new and existing products; and the time and costs involved in obtaining regulatory approvals.  Additional funds from equity or debt financing may be required.  There can be no assurance that such additional funds will be available on favorable terms, if at all.  Because of the Company’s significant long-term cash requirements, it may seek to raise additional capital if conditions in the public equity markets are favorable or through private placements, even if the Company does not have an immediate need for additional cash at that time.  If additional financing is not available, the Company believes that its existing available cash, its future license and research revenues from existing collaboration agreements, its current level of product sales and interest income from short-term investments will be adequate to fund operations for the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

             Interest rate risk. Our exposure to market rate risk, as a result of changes in interest rates, relates primarily to the Company's investment portfolio. At June 30, 2001, the Company held $290,000 in cash and cash equivalents and $4,655,000 in Federal and Government agency obligations, and Corporate and municipal bonds.  Although we hold both fixed and adjustable rate investments and each carry a certain degree of interest rate risk, the Company does not consider this risk to be material to the accompanying financial statements.

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

                          None.

Item 3. Default Upon Senior Securities

                          None.

Item 4. Submission of Matters to a Vote of Security Holders

                           On May 16, 2001 the Company held its 2000 Annual Meeting of Shareholders (the “Annual Meeting”), at which the following members were elected to the Board of Directors:

	Affirmative	Votes
	Votes	Withheld

Thomas A. Bologna	10,191,945	1,283,825
Elisabeth L. Evans, M.D.	10,983,928	491,842

             The following members continued their terms on the Board of Directors:

Thomas J. Cable
John H. Trimmer
David R. Eyre, Ph.D.
Fredric J. Feldman, Ph.D.

             The following proposals were also approved at the Annual Meeting:

	Affirmative Votes	Votes Against	Votes Withheld

To approve an increase in the number of shared authorized under the Company’s 1994 Stock Option	9,551,991	1,906,339	17,440

Ratification of Arthur Andersen LLP as the Company’s independent auditors for the fiscal year ending December 31, 2001	11,397,040	55,550	23,180

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
None

(b)	Reports on Form 8-K
None

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSTEX INTERNATIONAL, INC.

DATED:	August 14, 2001	By	/S/ Thomas A. Bologna

Thomas A. Bologna
Chairman, President and Chief Executive Officer
(Principal financial and principal accounting officer)