Form 10-Q
period 2001-09-30
OSTEX INTERNATIONAL INC /WA/
filed 2001-11-14
CIK 932631

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

-- or --
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from________to________

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

Yes ☒ No ☐

The number of shares of the Registrant’s common stock outstanding as of November 9, 2001 was 12,548,560.

OSTEX INTERNATIONAL, INC.

OSTEX INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2001	2000
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$562,000	$1,348,000
Short-term investments	3,812,000	5,230,000
Receivables, net of allowance	847,000	1,072,000
Inventory	1,158,000	465,000
Other current assets	221,000	122,000
Total Current Assets	6,600,000	8,237,000

Property, Plant and Equipment, net	3,403,000	3,413,000
Other Assets	654,000	661,000

Total Assets	$10,657,000	$12,311,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$681,000	$988,000
Accrued liabilities	311,000	364,000
Current portion of notes payable	567,000	285,000
Total Current Liabilities	1,559,000	1,637,000

Noncurrent Liabilities:
Notes payable, net of current portion	1,184,000	768,000

Shareholders' Equity:
Common stock, $.01 par value, 50,000,000 authorized; 12,544,106 and 12,487,047 issued and outstanding at September 30, 2001 and December 31, 2000 respectively	125,000	125,000
Additional paid-in capital	45,688,000	45,651,000
Accumulated items of comprehensive income (loss)	7,000	(60,000)
Accumulated deficit	(37,906,000)	(35,810,000)
Total Shareholders' Equity	7,914,000	9,906,000

Total Liabilities and Shareholders' Equity	$10,657,000	$12,311,000

The accompanying notes are an integral part of these condensed financial statements.

OSTEX INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended
Year to Date

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Revenues	$1,286,000	$1,619,000	$4,307,000	$4,073,000

Cost of products sold	487,000	628,000	1,691,000	1,349,000

Gross profit	799,000	991,000	2,616,000	2,724,000

Operating Expenses:
Research and development	470,000	399,000	1,466,000	1,176,000
Selling, general and administrative	1,096,000	1,076,000	3,386,000	3,469,000
Total operating expenses	1,566,000	1,475,000	4,852,000	4,645,000

Loss from operations	(767,000)	(484,000)	(2,236,000)	(1,921,000)

Other income, net	30,000	281,000	140,000	470,000

Net loss	$(737,000)	$(203,000)	$(2,096,000)	$(1,451,000)

Basic and diluted net loss per common share	$(0.06)	$(0.02)	$(0.17)	$(0.12)
Weighted average shares used in calculation of net loss per share	12,540,000	12,529,000	12,503,000	12,502,000

The accompanying notes are an integral part of these condensed financial statements.

OSTEX INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Year to Date
	September 30,	September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,096,000)	$(1,451,000)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	463,000	362,000
Expense from issuance of warrants	7,000	23,000
Loss on disposal of property, plant & equipment	2,000	27,000
Changes in current assets and current liabilities
Receivables	225,000	136,000
Inventory	(693,000)	(158,000)
Other current assets	(92,000)	(50,000)
Accounts payable	(307,000)	200,000
Accrued liabilities	(53,000)	38,000
Net cash provided by (used in) operating activities	$(2,544,000)	$(873,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(1,213,000)	(4,608,000)
Proceeds from sales and maturities of short-term investments	2,698,000	4,898,000
Purchases of property, plant and equipment	(455,000)	(369,000)
Net cash provided by investing activities	1,030,000	79,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of stock options	49,000	125,000
Repurchase of common stock	(19,000)	-
Proceeds from notes payable	1,059,000	-
Payments on notes payable	(361,000)	(115,000)
Net cash provided by financing activities	728,000	10,000

NET DECREASE IN CASH AND EQUIVALENTS	(786,000)	(942,000)

CASH AND CASH EQUIVALENTS, beginning of period	1,348,000	1,562,000

CASH AND CASH EQUIVALENTS, end of period	$562,000	$620,000

The accompanying notes are an integral part of these condensed financial statements.

OSTEX INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.     Basis of Presentation

The unaudited condensed financial statements include the accounts of Ostex International, Inc., a Washington corporation (the "Company").  These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission.  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim periods, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes that are included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000.

Certain amounts in prior periods' financial statements have been reclassified to conform to the current year presentation.

2.     Earnings Per Share

As presented, basic and diluted losses per share are equal. Common equivalent shares are excluded from the calculation of diluted earnings per share because their effects are antidilutive to the Company's net losses.  The calculation of dilutive shares excludes approximately 3,177,000 and 2,547,000 of options outstanding as of September 30, 2001 and September 30, 2000, respectively, because of their antidilutive effect.

3.   Comprehensive Income

The components of comprehensive income for the nine months ended September 30, 2001 and September 30, 2000, are as follows:

	September 30, 2001	September 30, 2000
Net loss	$(2,096,000)	$(1,451,000)
Unrealized gain on short-term investments	67,000	8,000
Total comprehensive loss	$(2,029,000)	$(1,443,000)

4.         Property, Plant And Equipment

Property, plant and equipment at September 30, 2001 and December 31, 2000 consisted of the following:

	September 30,2001	December 31,2000
Leasehold improvements	$4,058,000	$2,405,000
Laboratory and manufacturing equipment	1,897,000	1,431,000
Computers and office equipment	1,179,000	1,037,000
Construction-in-progress	76,000	1,898,000
	7,210,000	6,771,000
Accumulated depreciation and amortization	(3,807,000)	(3,358,000)
Net property, plant and equipment	$3,403,000	$3,413,000

5.         Notes Payable

On October 2, 2000, the Company and Transamerica Business Credit Corporation ("Transamerica") signed a letter of commitment whereby Transamerica will provide up to $2.8 million in debt financing for the Company's manufacturing expansion plan.  Each draw down is on a separate note, secured by real property and equipment, payable in 36 equal monthly installments with a balloon payment at the end of the term, and must be for a minimum of $100,000. These notes have due dates ranging from November 2003 to September 2004. As of September 30, 2001, the Company has received $2,147,000 in proceeds under five separate note agreements, with a balance due of $1,751,000.  The annual interest rate under the five notes is fixed at approximately 14.5%.  The interest rate on future notes may change based on changes in the rate of 3-year U.S. Treasury Securities.  The Company may draw down the remainder of the funds available under this financing by the end of 2001.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements  which reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results or the timing of certain events to differ materially from historical results or those anticipated. Words used herein such as "may," "will," “believes,” “anticipates,” “expects,” “intends,” "estimates," "predicts," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  In addition, the disclosures in this Item 2 under the caption “Other Factors that May Affect Operating Results” consist principally of a brief discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports previously filed with the Securities and Exchange Commission (the “Commission”), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, that attempt to advise interested parties of the risks and factors that may affect the Company’s business. You should not place undue reliance on our forward-looking statements, which apply only as of the date of this report.

Overview

                    Ostex was incorporated in the State of Washington in 1989.  The Company is engaged in the discovery and commercialization of products associated with osteoporosis and other collagen-related diseases.  The Company believes that its lead product, the OSTEOMARK®NTx test, now available in multiple test formats, incorporates breakthrough and patented technology in the area of bone resorption measurement.  As of September 30, 2001, the Company had 41 employees.

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

            The Company is the exclusive licensee of the Osteomark technology, known clinically as the NTx test, which is available in multiple formats that can aid in healthcare decision-making at early menopause and beyond.  The Osteomark test is a non-invasive test that quantitatively indicates the level of bone resorption.  Individuals who are losing bone collagen at accelerated rates may progress to low bone mass, a major cause of osteoporosis. Identification of high levels of bone resorption provides the opportunity to predict skeletal response (bone mineral density) to hormonal antiresorptive therapies, such as American Home Products Corp.'s Premarin®, in postmenopausal women, which are intended to prevent the onset of osteoporosis.  In addition, the Company's Osteomark test aids clinicians in monitoring the effects of antiresorptive therapies, such as Merck & Co., Inc.'s Fosamax®, Eli Lilly and Company's Evista®, and Proctor & Gamble Company's and Aventis Pharmaceuticals, Inc.'s Actonel®, in postmenopausal women and those diagnosed with osteoporosis, in a matter of three months versus one to two years with conventional technology.

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

            In October 1999, the Osteomark NTx Point-of-Care device became commercially available for use in the physician's office. The Company, through an agreement with Metrika, Inc. (“Metrika”), a privately-held, medical device company, developed a physician’s office “Point-of-Care” Osteomark test device.  The Company and Metrika developed the fully disposable point-of-care NTx test as an indicator of bone resorption that computes a NTx value and displays it digitally.    On May 10, 2000, the Company announced it had acquired the exclusive right from Metrika to manufacture the Osteomark NTx Point-of-Care device as well as exclusive worldwide license to manufacture, market and sell this device for the measurement of other connective tissue markers, including those associated with arthritis. In 2000, Ostex started to work with Proctor & Gamble and Aventis Pharmaceuticals to launch a test program in Europe marketing Actonel with the Point-of-Care device for the management of osteoporosis. This program has since been expanded and launched in a number of countries including the United States in September of 2001. On August 15, 2001, the Company announced that it received Rx Home-Use clearance and CLIA Waiver status for its Point-of-Care device from the FDA. This allows physicians to write a prescription for the device so that patients may use it in their own homes.

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

            The Company manufactures its Osteomark NTx Urine and Serum kits in the ELISA format at its manufacturing facility in Seattle, Washington.  During 2000, the Company leased additional space in Seattle, Washington, and began improvements to the facility in preparation for the manufacturing transfer of the Osteomark NTx Point-of-Care device from Metrika.  The Company anticipates manufacturing the NTx Point-of-Care device at its new facility in the fourth quarter of 2001.

            The Company has technology for Type II collagen degradation.  Type II collagen is a primary constituent of joint cartilage.  Osteoarthritis, a degenerative disease of joint cartilage, affects over 15 million people in the United States alone.  The disease first appears in a limited number of joints.  The first symptom, joint pain, occurs after substantial cartilage damage has taken place.  Eventually, pain and tenderness increase and the joint motion becomes diminished.  The Ostex Type II collagen degradation test under development has been designed to allow reliable monitoring of joint cartilage changes for validating the effectiveness of drugs under development and for identifying patients with early-stage disease.  Similar to the Osteomark test used in connection with osteoporosis, the Company believes that the Type II collagen degradation test will aid in the clinical management of osteoarthritis patients.

            The Company is also in the early stages of developing an assay for measuring Type III collagen degradation.  Type III collagen is a significant constituent of blood vessels such as coronary arteries.  Measuring degradation of this type of collagen may be useful in identifying cardiovascular disease.

            The Company has technology to enhance artificial joint recovery.   The Company is the exclusive licensee of U.S. Patent No. 6,190,412, directed to prosthetic devices having hydroxyapatite-coated bone attachment surfaces to which tartrate-resistant acid phosphatase (TRAP) is adsorbed.  Research supported by the Company established that the human TRAP enzyme has a direct role as a local factor in the recruitment of osteoclasts from hematopoietic cells.  Also that recombinantly produced TRAP absorbs readily to hydroxyapatite, a bone-like mineral used to coat medical and dental implants.  The Company is seeking collaborations to confirm that such TRAP-induced stimulation of osteoclast recruitment results in osteointegration and enhanced bonding of the graft or prosthesis to the patient’s bone.

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

Results of Operations for the Three Months Ended September 30, 2001 and September 30, 2000

            Total revenues were $1,286,000 for the quarter ended September 30, 2001, compared to $1,619,000 for the quarter ended September 30, 2000.  Total cost of products sold was $487,000 for the quarter ended September 30, 2001, compared to $628,000 for the quarter ended September 30, 2000. The principle reason for the decline in revenue and cost of goods was lower Osteomark NTx Urine kit sales for the quarter as compared to the same period in 2000.

            The Company’s research and development expenditures totaled $470,000 for the quarter ended September 30, 2001, compared to $399,000 for the quarter ended September 30, 2000 due to higher personnel related expenditures. Selling, general and administrative expenses totaled $1,096,000 for the quarter ended September 30, 2001, compared to $1,076,000 for the quarter ended September 30, 2000.  Operating expenses were higher for the quarter principally due to start up costs for the NTx Point-of-Care manufacturing facility which were partially offset by lower sales and marketing expenditures in 2001 as compared to the same period for 2000.

            Net other income totaled $30,000 for the quarter ended September 30, 2001, compared to $281,000 for the quarter ended September 30, 2000.  The decrease is primarily due to a one time payment the Company received in 2000, for the settlement of a patent dispute that Ostex initiated. In addition, the Company had interest expense in 2001, related to notes payable associated with the build-out of the NTx Point-of-Care manufacturing facility, and lower investment income due lower balances of cash and short-term investments.

Results of Operations for the Nine Months Ended September 30, 2001 and September 30, 2000

            Total revenues were $4,307,000 for the nine-month period ended September 30, 2001, compared to $4,073,000 for the nine-month period ended September 30, 2000. The increase was due to higher sales of the Osteomark NTx Urine and Serum kits.  Total cost of products sold was $1,691,000 for the nine-month ended September 30, 2001, compared to $1,349,000 for the nine-month period ended September 30, 2000.  The increase in cost was due to higher sales volume and certain inventory adjustments made in the first quarter of 2000.

            The Company’s research and development expenditures totaled $1,466,000 for the nine-month period ended September 30, 2001, compared to $1,176,000 for the nine-month period ended September 30, 2000.  The $290,000 increase was driven by personnel costs and professional fees associated with the NTx Point-of-Care device including clinical trials related to seeking approval for CLIA waiver and Rx Home Use.  Selling, general and administrative expenses totaled $3,386,000 for the nine-month period ended September 30, 2001, compared to $3,469,000 for the nine-month period ended September 30, 2000.  The decrease resulted from lower legal and patent related expenditures and lower sales and marketing costs. These decreases were partially offset by costs associated with NTx Point-of-Care start up activities.

            Net other income totaled $140,000 for the nine-month period ended September 30, 2001, compared to $470,000 for the nine-month period ended September 30, 2000.  The decrease primarily is due to a one time payment the Company received in 2000, for the settlement of a patent dispute that Ostex initiated. In addition, the Company had interest expense in 2001, related to notes payable associated with the build-out of the NTx Point-of-Care manufacturing facility, and lower investment income due to lower balances of cash and short-term investments.

.

Liquidity and Capital Resources

            As of September 30, 2001, the Company had cash and cash equivalents and short-term investments of $4,374,000, working capital of $5,041,000 and total shareholders’ equity of $7,914,000.  As a result of funding operating losses during the nine months ended September 30, 2001, cash, cash equivalents and short-term investments decreased by $2,204,000, working capital decreased by $1,559,000 and shareholders' equity decreased by $1,992,000 since December 31, 2000.  During the nine month period ended September 30, 2001, the Company purchased $455,000 of leasehold improvements, manufacturing and office equipment primarily for the build-out of its new manufacturing facility for the Osteomark NTx Point-of-Care device. The Company received proceeds from notes under the Transamerica loan agreement totaling $1,059,000 year to date and has reduced notes payable by $361,000. The Company can draw down the remainder of the funds under its lease line with Transamerica until the end of 2001.

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

The Company's liquidity, facilities and overall financial condition were not materially affected by the terrorist attacks against the United States on September 11, 2001. However, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have slowed or stopped altogether.  Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on the Company's business, results of operations and financial condition.  Furthermore, the Company may experience an increase in operating costs, such as costs of transportation, insurance and security as a result of the activities and potential activities.  The Company may experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities.  The US economy in general is being adversely affected by the terrorist activites and potential activities and any economic downturn could adversely impact the Company's results of operations, impair its ability to raise capital or otherwise adversely affect its ability to grow its business.

Other Factors that May Affect Operating Results

            The Company’s operating results may fluctuate due to a number of factors including, but not limited to, volume and timing of product sales, pricing, market acceptance of the Company’s products, changing economic conditions, actions of competitors, delays and increased costs of product and technology development, obtaining regulatory clearances for the Company's products, manufacturing performance, the Company’s ability to develop and maintain collaborative arrangements, the outcome of litigation and other risk factors detailed in this report and other Commission filings.  All of the foregoing factors are difficult for the Company to predict and could materially adversely affect the Company’s business and operating results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

            Interest rate risk. The Company has exposure to market rate risk, as a result of changes in interest rates, related primarily to the Company's investment portfolio. At September 30, 2001, the Company held $562,000 in cash and cash equivalents and $3,812,000 in federal and government agency obligations, and corporate and municipal bonds.  Although the Company holds both fixed and adjustable rate investments and each carry a certain degree of interest rate risk, the Company does not consider this risk to be material to the accompanying financial statements.

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

OSTEX INTERNATIONAL, INC.

DATED: November 14, 2001	By	/S/ Thomas A. Bologna
Thomas A. Bologna
Chairman, President and Chief Executive Officer
(Principal financial and principal accounting officer)