Form 10-Q
period 2003-03-31
OSTEX INTERNATIONAL INC /WA/
filed 2003-05-14
CIK 932631

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

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

Yes ☒ No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

The number of shares of the Registrant’s common stock outstanding as of May 5, 2003 was 12,599,912.

OSTEX INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

OSTEX INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$1,256,000	$1,330,000
Trade receivables, net of allowance of $70,000 in 2003 and $68,000 in 2002	1,015,000	944,000
Inventory	1,361,000	1,468,000
Other current assets	202,000	175,000
Total current assets	3,834,000	3,917,000

Property, plant and equipment, net	2,659,000	2,832,000
Other assets	120,000	89,000

Total assets	$6,613,000	$6,838,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$736,000	$622,000
Customer deposits	47,000	99,000
Accrued liabilities	579,000	655,000
Current portion of deferred revenue	87,000	89,000
Current portion of notes payable	2,467,000	1,855,000
Total current liabilities	3,916,000	3,320,000

Noncurrent Liabilities:
Deferred revenue , net of current portion	579,000	599,000
Notes payable, net of current portion	175,000	338,000
Total noncurrent liabilities	754,000	937,000

Commitments and Contingencies
Shareholders’ Equity:
Common stock, $.01 par value, 50,000,000 authorized; 12,583,745 and 12,583,435 issued and outstanding at March 31, 2003 and December 31, 2002, respectively	126,000	126,000
Additional paid-in capital	45,764,000	45,764,000

Accumulated deficit	(43,947,000)	(43,309,000)
Total shareholders’ equity	1,943,000	2,581,000

Total Liabilities and Shareholders’ Equity	$6,613,000	$6,838,000

The accompanying notes are an integral part of these condensed financial statements.

OSTEX INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended
	March 31, 2003	March 31, 2002

Product sales and other revenue	$1,651,000	$923,000
Cost of products sold	772,000	293,000
Gross profit	879,000	630,000

Operating Expenses:
POC facility start-up costs	—	431,000
Research and development	367,000	463,000
Selling, general and administrative	1,078,000	999,000
Total operating expenses	1,445,000	1,893,000

Loss from operations	(566,000)	(1,263,000)

Interest expense, net	(72,000)	(29,000)

Net loss	(638,000)	(1,292,000)

Basic and diluted net loss per common share	$(0.05)	$(0.10)
Weighted average shares used in calculation of net loss per share	12,584,000	12,558,000

The accompanying notes are an integral part of these condensed financial statements.

OSTEX INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Year to Date
	March 31, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(638,000)	$(1,292,000)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	174,000	173,000
Changes in current assets and current liabilities -
Trade receivables	(71,000)	363,000
Inventory	107,000	(330,000)
Other current assets	(27,000)	(184,000)
Accounts payable	114,000	335,000
Customer deposits	52,000	99,000
Deferred revenue	(22,000)	445,000
Accrued liabilities	(76,000)	(41,000)
Other assets	(31,000)	—
Net cash used in operating activities	$(522,000)	$(432,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales and maturities of short-term investments	—	622,000
Purchases of property, plant and equipment	(1,000)	(104,000)
Net cash provided by investing activities	(1,000)	518,000

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	625,000	—
Payments on notes payable	(176,000)	(156,000)
Net cash provided by (used by) financing activities	449,000	(156,000)

NET DECREASE IN CASH AND EQUIVALENTS	(74,000)	(70,000)

CASH AND CASH EQUIVALENTS, beginning of period	1,330,000	1,284,000

CASH AND CASH EQUIVALENTS, end of period	$1,256,000	$1,214,000

The accompanying notes are an integral part of these condensed financial statements.

OSTEX INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.              Basis of Presentation

The unaudited condensed financial statements include the accounts of Ostex International, Inc., a Washington corporation.  These financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission.  While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim periods, they do not include all of the information and notes required by accounting principles generally accepted in the U.S. for complete financial statements.  For further information, refer to the financial statements and notes thereto included in Ostex’ Annual Report filed on Form 10-K for the year ended December 31, 2002.

On September 9, 2002, Ostex announced that it had entered into an agreement and plan of merger whereby Ostex would be acquired by and become a wholly owned subsidiary of Inverness Medical Innovations, Inc. The agreement and plan of merger was amended in certain respects effective as of February 18, 2003.  (See Note 11 below).  In connection with the merger agreement, as amended, Inverness and Ostex also entered into an amended and restated loan agreement.  Under the loan agreement, Inverness has agreed to make, or arrange for one of its affiliates to make, loans of up to an aggregate of $2,000,000 to Ostex. As of March 31, 2003, $1,625,000 had been borrowed under the loan agreement. The loans must be repaid on the first business day after the effective time of the merger, upon an event of a default or a breach of the terms of the merger agreement by Ostex, or, in the case where the merger agreement is terminated and it is not an event of default under the loan agreement, on December 31, 2003.

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

Ostex’ future capital requirements depend upon many factors, including Ostex’ proposed merger with Inverness and the realization of the benefits expected from the proposed merger; effectiveness of its Osteomark® NTx Serum, Urine, and Point-of-Care commercialization activities and arrangements; market demand for Ostex’ products; continued scientific progress in research and development programs; the costs involved in filing, prosecuting, enforcing and defending patent claims; the manufacturing needs for new and existing products; relationships with existing and future corporate collaborators; and the time and costs involved in obtaining regulatory approvals.  Because of  near-term cash requirements, if the merger is not consummated, Ostex will seek to raise additional capital through public or private sales of its equity or debt securities.  There can be no assurance that additional funds will be available on favorable terms, if at all.  If the merger is not consummated, Ostex believes that its existing available cash, the $2,000,000 received under the loan from Inverness, its future license and research revenues from existing collaboration agreements, and its current level of product sales will be adequate to fund operations through August 2003.  If funding is insufficient at any time in the future, Ostex may be required to:  delay, scale back or eliminate some or all of its marketing and sales and research and development programs; scale back or eliminate some or all of its manufacturing operations; sell assets; license to third parties rights to commercialize products or technologies that the Company would otherwise seek to develop on its own; or seek bankruptcy protection.

These financial statements have been prepared assuming that Ostex will continue as a going concern.  In their report dated January 24, 2003 on the financial statements as of December 31, 2002 and for the year then ended, Ostex’ independent auditors expressed substantial doubt about our ability to continue as a going concern.

Ostex has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and has applied that method in the three-month periods presented.  Accordingly, no compensation cost has been recognized for stock options issued at market value on the date of grant.  Had compensation cost for Ostex’ Stock Option Plans been determined based on the fair value of the options at the grant date for awards in the quarters ended March 31, 2003 and March 31, 2002 consistent with the provisions of SFAS No. 123, Ostex’ net loss and net loss per common equivalent share would have changed to the pro forma amounts indicated below:

	March 31, 2003	March 31, 2002
Net loss – as reported	$(638,000)	$(1,292,000)
Stock based employee compensation - included in the determination of net loss as reported	—	—
Stock based employee compensation assuming application of fair value method to all awards	99,000	133,000
Net loss – pro forma	$(737,000)	$(1,425,000)
Basic and diluted net loss per common and common equivalent share – as reported	$(0.05)	$(0.10)
Basic and diluted net loss per common and common equivalent share – pro forma	$(0.06)	$(0.11)

2.              Earnings Per Share

As presented, basic and diluted loss per share are equal since common equivalent shares are excluded from the calculation of diluted earnings per share because their effects are antidilutive to Ostex’ net losses.  The calculation of dilutive shares excludes approximately 2,696,266 and 2,878,000 of stock options and warrants outstanding as of March 31, 2003 and March 31, 2002, respectively, because of their antidilutive effect.

3.                          Revenue Recognition

Product sales are recognized when pervasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and collection is probable.  Research testing fees are recognized when the services are substantially complete.  License fees and research and development payments are recognized upon attainment of the agreed upon milestones or ratably over the term of the agreement.  Cash payments received in advance of meeting the revenue recognition criteria are deferred and stated as customer deposits or deferred revenue.  Deferred revenue represents license payments received from Mochida for Ostex’ NTx Serum kit product which will be recognized ratably over the term of the period Ostex is obligated to provide finished products as specified in the agreement.  Returns of product to date have been warranty related and insignificant.

4.                          Concentration of Credit Risk

Trade receivables potentially subject Ostex to credit risk.  Ostex extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral.  The Company historically has incurred minimal credit losses.  For the three-month period ended March 31, 2003, domestic product sales accounted for 49% of total revenue and product sales to customers located in foreign countries accounted for 51% of total revenue.  Mochida Pharmaceuticals, Quest Diagnostics and Johnson & Johnson each accounted for over 10% of total revenue and Mochida accounted for over 10% of total accounts receivable.  For the three-month period ended March 31, 2002, domestic product sales accounted for 72% of total revenue and product sales to customers located in foreign countries accounted for 28% of total revenue.  Mochida Pharmaceuticals and Quest Diagnostics each accounted for over 10% of total revenue and for over 10% of total accounts receivable.

5.                          Inventory

Inventory consists principally of raw materials and work in process.  Inventories are stated at the lower of cost (first-in, first-out) or market.  Cost is computed using standard costs which approximate actual cost plus certain manufacturing overhead amounts.  Ostex’ entire finished goods inventory has a limited shelf life and Ostex regularly makes estimates of inventory amounts which will not be sold within the appropriate time frame and charges off to cost of products sold such amounts.

The components of inventory are:

	March 31, 2003	December 31, 2002
Raw materials	$903,000	$971,000
Work in process	$390,000	$437,000
Finished goods	$68,000	$60,000
Total inventory	$1,361,000	$1,468,000

6.        Comprehensive Income (Loss)

There were no other elements of comprehensive loss in the three-month periods ended March 31, 2003 and March 31, 2002.

7.              Point-of-Care Manufacturing Facility Start-up Costs

Point-of-care manufacturing facility start-up costs are related to the operation and validation of Ostex’ point-of-care manufacturing facility, tooling, and production prior to the production of sellable devices.  Ostex successfully validated its point-of-care manufacturing facility in the second quarter of 2002.  These costs were expensed as incurred and totaled $431,000 for the quarter ended March 31, 2002.

8.                          Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 became effective for Ostex on January 1, 2003.  The adoption of SFAS 143 did not have any significant impact on Ostex' financial statements.

9.              Legal Proceedings

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

10.                   Mochida License Agreement

On March 5, 2002, Ostex announced that it had entered into a Serum Osteomark License Agreement with its Japanese partner, Mochida Pharmaceutical Co. Ltd., under which Ostex will sell the Osteomark NTx Serum test, in the microtiter format, exclusively to

Mochida for distribution in Japan.  Under the terms of the agreement, Mochida paid Ostex $750,000, $500,000 of which was paid upfront as a nonrefundable license fee and $250,000 of which was paid in August 2002.  Mochida’s payments were subject to a 10% Japanese withholding tax.  Ostex recorded this $75,000 tax expense in the third quarter of 2002.  During the third quarter of 2002, Mochida began purchasing and paying for finished Osteomark NTx Serum kits manufactured by Ostex. Ostex is recording license fee revenue under the Serum Osteomark License Agreement as earned ratably over the nine-year license period.  Deferred revenue related to this agreement was $666,000 at March 31, 2003 and $22,000 and $5,000 were recorded in product sales and other revenue during the first quarters of 2003 and 2002, respectively.

11.       Proposed Merger with Inverness Medical Innovations, Inc.

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

The merger cannot be completed unless certain conditions are satisfied, including Inverness obtaining the final consent of certain of its lenders and the approval by the affirmative vote of two-thirds of the outstanding shares of Ostex’ common stock. Ostex’ directors and their affiliates, who collectively own an aggregate of approximately 19.6% of the total outstanding common stock of Ostex, have entered into a voting agreement with Inverness, which provides that they will vote their shares in favor of the acquisition.  Additionally, in connection with the acquisition, Inverness received an option to purchase up to 19.9% of Ostex’ common stock that will be exercisable under certain circumstances.

On January 2, 2003, Ostex and Inverness announced that Inverness had been unable to obtain the required consent of certain of its lenders to the merger.  The amendment to the merger agreement, which, among other things, reduced the aggregate number of shares of Inverness common stock to be issued in the merger from 2.3 million shares to 1.9 million shares, is intended to increase the likelihood of Inverness receiving the consent of certain of its lenders.  On April 17, 2003, Inverness obtained the written consent of its lenders to the proposed transaction, subject to the condition that the merger be completed by June 30, 2003 and other conditions relating to the addition of Ostex as a party to the credit facility, the lenders obtaining a security interest in Ostex’ assets, the delivery of various certificates and updating schedules, the amount of Inverness’ fees and expenses in connection with the proposed transaction and the repayment of Ostex’ indebtedness with the completion of the merger.  A special meeting of shareholders of Ostex will be held on June 20, 2003 to vote on the approval of the merger.  There can be no assurance, however, that Inverness’ lenders will give their consent to the proposed merger.  Likewise, there can be no assurance that Ostex’ shareholders will approve the merger.  Failure to complete the merger could have a material adverse effect on Ostex’ financial condition and results of operations.  Ostex has provided additional information about some of these potential adverse effects under the captions “Liquidity and Capital Resources” and “Additional Factors That May Affect Results” below.

Inverness and Ostex have filed relevant documents concerning the merger with the Securities and Exchange (SEC), including a registration statement on Form S-4, as amended (File No. 333-101178), and the definitive prospectus/proxy statement dated April 28, 2003, filed with the SEC under Rule 424(b) under the Securities Act of 1933.  You should refer to these documents, including most particularly the definitive prospectus/proxy statement, for further information about the proposed merger.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that reflect Ostex’ current views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results or the timing of certain events to differ materially from historical results or those anticipated.  Words used herein such as “may,” “will,” “believes,” “anticipates,” “expects,” “intends,” “estimates,” “predicts,” and similar expressions are intended to qualify as forward-looking statements but are not the exclusive means of identifying such statements.  In evaluating forward-looking statements, you should specifically consider various factors described below in the section entitled “Additional Factors That May Affect Results.”  These factors may cause Ostex’ actual results to differ materially from any forward-looking statement.

Although Ostex believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, product demand, performance or achievements.  Readers are cautioned not to place undue reliance on such forward-looking statements, which apply only as of the date of this Report.  Ostex undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Report on Form 10-K.

Overview

Ostex develops and commercializes products to make “disease management a reality,” with osteoporosis being the first area of focus.  Ostex’ lead product, the OSTEOMARK NTx test, which is available in multiple test formats, incorporates breakthrough and patented technology for the management of osteoporosis.  Ostex has collaborative relationships with leading reference laboratories and distributors and markets its Osteomark NTx Point-of-Care device primarily to pharmaceutical companies to aid in the commercialization of its Osteomark technology.

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

The Osteomark NTx test is a non-invasive test that quantitatively indicates the level of bone resorption.  Individuals who are losing bone collagen at accelerated rates may progress to low bone mass, a major cause of osteoporosis.  Identification of high levels of bone resorption provides the opportunity to predict skeletal response (bone mineral density) to hormonal antiresorptive therapy, such as Wyeth’s Premarin®, in postmenopausal women, which is intended for the prevention and treatment of osteoporosis.  In addition, Ostex’ Osteomark NTx test can aid clinicians in monitoring in postmenopausal women and those diagnosed with osteoporosis the effects of antiresorptive therapies, such as Merck & Co., Inc.’s Fosamax®, Eli Lilly and Company’s Evista®, and Procter &

Gamble Pharmaceuticals, Inc.’s and Aventis Pharmaceuticals, Inc.’s Actonel®, in a matter of three months versus one to two years with conventional technology.

Ostex has the worldwide exclusive right to commercialize technology developed from certain research conducted by the University of Washington under license agreements with the Washington Research Foundation.  As consideration for the licenses acquired and for the attainment of certain milestones, Ostex paid the Washington Research Foundation certain nonrefundable fees and issued common stock to the Washington Research Foundation and the University of Washington.  All legal costs incurred by the Washington Research Foundation, in connection with the filing, prosecution, and maintenance of certain defined patent rights, are paid by Ostex.  Ostex is obligated to pay the Washington Research Foundation royalties on net sales of any licensed products and also pays royalties to the Washington Research Foundation on milestones received from licensees of the products.

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

The Osteomark NTx Point-of-Care device became commercially available in October 1999 for use in the physician’s office..

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

Ostex manufactures its Osteomark NTx Urine and Serum kits in an Enzyme-linked Immunosorbent Assay format at its manufacturing facility in Seattle, Washington.  After initial delays, Ostex completed validation lots for, and began shipping NTx Point-of-Care devices, in late May 2002 from its point-of-care manufacturing facility, also located in Seattle.

Ostex began working with Procter & Gamble in 2000 to launch a test program in Germany to use the NTx Point-of-Care device with Actonel, Procter & Gamble’s osteoporosis drug for the management of osteoporosis. This program initially was expanded by Procter & Gamble and its partner, Aventis Pharmaceuticals, and tested in a number of countries.  Ostex did not deliver as many NTx Point-of-Care devices to Procter & Gamble and Aventis as anticipated in the second half of 2001 due to product supply difficulties.  In addition, because of delays encountered with the start-up of Ostex’ manufacturing facility, Ostex was unable to deliver NTx Point-of-Care devices to Procter & Gamble and Aventis during most of the first half of 2002.  As a result, Procter & Gamble and Aventis cancelled a portion of their NTx Point-of-Care back orders or switched to the Osteomark NTx Urine test in the microtiter plate format.  Ostex validated its manufacturing process late in the second quarter of 2002 and has shipped NTx Point-of-

Care devices to Procter & Gamble and Aventis.  Ostex has maintained a continuing dialogue with Procter & Gamble and Aventis and is working to rebuild their confidence in Ostex’ manufacturing capabilities.  Ostex is also working to expand sources of demand for its products and has shipped NTx Point-of-Care devices to other large pharmaceutical companies.

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

Worldwide promotion of the Osteomark NTx Urine test is also supported by Johnson & Johnson Clinical Diagnostics, Inc.  In 1995, Ostex entered into research, development, license and supply agreements with Johnson & Johnson.  These agreements grant Johnson & Johnson a license to manufacture, sell and distribute certain products using Ostex’ bone resorption technology.  Johnson & Johnson currently distributes in the United States and certain foreign countries the Osteomark NTx Urine test in the microtiter plate format manufactured by Ostex.  Johnson & Johnson also offers the NTx urine test on its Vitros® automated analyzer, for which Ostex receives payments for materials supplied to Johnson & Johnson and royalties on Johnson & Johnson’s sales.  Under the Johnson & Johnson license agreement, Ostex has the right to license its technology for use on automated instruments to one other company in addition to Johnson & Johnson.

Ostex has technology for measuring Type II and Type III collagen degradation.  Type II collagen is a primary constituent of joint cartilage.  Osteoarthritis, a degenerative disease of joint cartilage, affects over 20 million people in the United States alone.  The first symptom, joint pain, occurs after substantial cartilage damage has taken place.  Further development of Ostex’ Type II collagen degradation test will be needed to allow reliable monitoring of joint cartilage changes, for validating the effectiveness of drugs under development and for identifying patients with early-stage disease.  Similar to the Osteomark NTx test used in connection with osteoporosis, Ostex believes that the Type II collagen degradation test will aid in the clinical management of osteoarthritis patients.  Type III collagen is a significant constituent of blood vessels such as coronary arteries.  Measuring degradation of this type of collagen may be useful in identifying cardiovascular disease.  Ostex has no immediate plans to commercialize tests for Type II or Type III collagen degradation, but has patents in these areas if it decides to commercialize these tests in the future.

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

OSTEOMARK and OSTEX are registered United States trademarks of Ostex.  Ostex has also registered its OSTEOMARK trademark in 47 other countries.  The  collagen breakdown test technology is covered by 37 U.S. patents, 3 European patents, 6 Japanese patents, and patents in Australia, Canada, Ireland, Korea, Russia, Spain, Norway, Hong Kong, and Singapore.  Two of the European patents are in opposition proceedings.  Additional patent applications are pending.  These patents are variously directed to Type I collagen breakdown products, including

NTx, CTx, and deoxypyridinoline, as well as related breakdown products of Type II and Type III collagen.  The Type I collagen patents will begin to expire in late 2007 for the U.S. and in 2010 for Europe and Japan.  Ostex is also the exclusive worldwide licensee of Metrika’s patents relating to point-of-care devices and subcomponents thereof for the measurement of NTx and other connective tissue markers.  The Metrika patents will begin to expire in 2013.

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

The merger cannot be completed unless certain conditions are satisfied, including Inverness obtaining the final consent of certain of its lenders and the approval by the affirmative vote of two-thirds of the outstanding shares of Ostex’ common stock. Ostex’ directors and their affiliates, who collectively own an aggregate of approximately 19.6% of the total outstanding common stock of Ostex, have entered into a voting agreement with Inverness, which provides that they will vote their shares in favor of the acquisition.  Additionally, in connection with the acquisition, Inverness received an option to purchase up to 19.9% of Ostex’ common stock that will be exercisable under certain circumstances.

On January 2, 2003, Ostex and Inverness announced that Inverness had been unable to obtain the required consent of certain of its lenders to the merger.  The amendment to the merger agreement, which, among other things, reduced the aggregate number of shares of Inverness common stock to be issued in the merger from 2.3 million shares to 1.9 million shares, is intended to increase the likelihood of Inverness receiving the consent of certain of its lenders.  On April 17, 2003, Inverness obtained the written consent of its lenders to the proposed transaction, subject to the condition that the merger be completed by June 30, 2003 and other conditions relating to the addition of Ostex as a party to the credit facility, the lenders obtaining a security interest in Ostex’ assets, the delivery of various certificates and updating schedules, the amount of Inverness’ fees and expenses in connection with the proposed transaction and the repayment of Ostex’ indebtedness with the completion of the merger.  A special meeting of shareholders of Ostex will be held on June 20, 2003 to vote on the approval of the merger.    There can be no assurance, however, that Inverness’ lenders will give their consent to the proposed merger.  Likewise, there can be no assurance that Ostex’ shareholders will approve the merger.  Failure to complete the merger could have a material adverse effect on Ostex’ financial condition and results of operations.  Ostex has provided additional information about some of these potential adverse effects under the captions “Liquidity and Capital Resources” and “Additional Factors That May Affect Results” below.

Inverness and Ostex have filed relevant documents concerning the merger with the Securities and Exchange (SEC), including a registration statement on Form S-4, as amended (File No. 333-101178), and the definitive prospectus/proxy statement dated April 28, 2003, filed with the SEC under Rule 424(b) under the Securities Act of 1933.  You should refer to these documents, including most particularly the definitive prospectus/proxy statement, for further information about the proposed merger.

Results of Operations for the Three Months Ended March 31, 2003 and March 31, 2002

Total revenues were $1,651,000 for the quarter ended March 31, 2003, compared to $923,000 for the quarter ended March 31, 2002.  The increase in revenues for the quarter was primarily due to higher sales of the Osteomark NTx Urine and Serum kits and the Point-of-Care device, as compared to the same period in 2002.  Sales of serum kits were particularly strong and sales of urine kits increased over last year to Ostex’ Japanese partner, Mochida.

Ostex recorded a net loss of $638,000 ($0.05 per share) for the quarter ended March 31, 2003 compared to a net loss of $1,292,000 ($0.10 per share) for the quarter ended March 31, 2002.  The decrease in loss was primarily due to higher sales in the quarter ended March 31, 2003.

Total cost of products sold was $772,000 for the quarter ended March 31, 2003, compared to $293,000 for the quarter ended March 31, 2002.  The increase in 2003 over 2002 was primarily due to higher product sales of the NTx Urine and Serum kits and the excess capacity of Ostex’ point-of-care manufacturing facility, which is being expensed through cost of goods sold. Ostex’ production capacity exceeded the actual production of point-of-care devices in the first quarter and the resulting excess capacity had a negative impact to Ostex’ margins for the quarter. This excess capacity, and resulting lower margins as a percentage of revenue, will continue until demand for the point-of-care device increases.

Point-of-care facility start-up costs are related to the operation and validation of the facility, associated tooling, and production prior to the production of sellable devices.  These costs were expensed as incurred.  Ostex did not incur any point-of-care facility start-up costs for the three-month period ended March 31, 2003 as compared to the same period in 2002 which totaled $431,000.

Ostex’ research and development expenditures totaled $367,000 for the quarter ended March 31, 2003, compared to $463,000 for the quarter ended March 31, 2002. The decrease in 2003 as compared to 2002 is related to slightly lower personnel related expenditures.  Selling, general and administrative expenses totaled $1,078,000 for the quarter ended March 31, 2003, compared to $999,000 for the quarter ended March 31, 2002. The increase in 2003 is due to higher legal, investment banking, and accounting fees of approximately $268,000 incurred in connection with the proposed merger with Inverness offset by a decrease in other selling, general and administrative expenses.

Net interest expense totaled $72,000 for the quarter ended March 31, 2003, compared to net interest expense of $29,000 for the quarter ended March 31, 2002.  In 2003, Ostex incurred higher interest expense due to higher borrowing activities.

Liquidity and Capital Resources

As of March 31, 2003 Ostex had cash and cash equivalents and short-term investments of $1,256,000, working capital of negative $82,000 and total shareholders’ equity of $1,943,000.  As a result of funding operating losses during the three months ended March 31, 2003, cash and cash equivalents decreased by $74,000, accounts receivable, inventory and other current assets decreased by $9,000, working capital decreased by $679,000 and shareholders’ equity decreased by $638,000.  During the three-month period ended March 31, 2003, Ostex purchased $1,000 of manufacturing and office equipment, and increased notes payable by $449,000.

These financial statements have been prepared assuming that Ostex will continue as a going concern.  In their report dated January 24, 2003 on the financial statements as of December 31, 2002 and for the year then ended, Ostex’ independent auditors expressed substantial doubt about Ostex’ ability to continue as a going concern.

Ostex’ future capital requirements depend upon many factors, including Ostex’ proposed merger with Inverness and the realization of the benefits expected from the proposed merger; effectiveness of its Osteomark NTx Serum, Urine, and Point-of-Care commercialization activities and arrangements; market demand for Ostex’ products; continued scientific progress in research and development programs; the costs involved in filing, prosecuting, enforcing and defending patent claims; the manufacturing needs for new and existing products; relationships with existing and future corporate collaborators; and the time and costs involved in obtaining regulatory approvals.

The following table summarizes Ostex’ contractual obligations and other commercial commitments as of March 31, 2003, and the effect such obligations and commitments are expected to have on liquidity for future periods. Long-term debt payments are principal portions only.

Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$2,642,000	$2,467,000	$175,000	$—	$—
Operating leases	2,245,000	662,000	1,203,000	217,000	163,000
Total cash obligations	$4,887,000	$3,129,000	$1,378,000	$217,000	$163,000

On September 6, 2002, Ostex entered into an agreement to merge with Inverness Medical Innovations, Inc.  The merger agreement was amended as of February 18, 2003 to, among other things, reduce the aggregate number of shares of Inverness common stock issuable in the merger.  The transaction is expected to close late in the second quarter of 2003. Inverness’ acquisition of Ostex is subject to certain closing conditions, including Inverness obtaining the final consent of certain of its lenders to the merger and approval of merger by Ostex’ shareholders. Some of the closing conditions to the merger are outside the control of Ostex and Inverness, and there can be no assurance that the merger will occur.

Ostex has incurred substantial expenses in connection with the proposed merger with Inverness.  If the merger does not occur, Ostex currently expects to incur approximately $1.2 million to $1.6 million in merger related expenses, excluding any termination fees, if applicable.  These expenses will have a material adverse effect on the results of operations and financial condition of Ostex because Ostex will have not realized the expected benefits of the merger.  As a result of the delays and the renegotiation of the merger agreement, Ostex will incur more expenses than originally anticipated due to additional legal, accounting and investment banking costs and fees and the cost of extending the term of Ostex’ current directors’ and officers’ insurance coverage.

In connection with the merger agreement, Inverness and Ostex also entered into an amended and restated loan agreement.  Under the loan agreement, Inverness has agreed to make, or arrange for one of its affiliates to make, loans of up to an aggregate of $2,000,000 to Ostex.  The annual interest rate of each loan is an amount equal to LIBOR for one-year loans as published in the Wall Street Journal on the date of each loan, plus four and one-half percent. Ostex borrowed $334,000 under the loan agreement on October 10, 2002.  The interest rate for that loan is 6.27%.  Ostex borrowed an additional $433,000 on November 12, 2002, at an interest rate of 6.04%.  Ostex borrowed an additional $233,000 on December 9, 2002, at an interest rate of 6.16%.  Ostex borrowed an additional $379,000 on January 14, 2003, at an interest rate of 6.02%.  Ostex borrowed an additional $246,000 on February 25, 2003 at an interest rate of 5.90%.  Ostex borrowed the remaining $375,000 on May 12, 2003, at an interest rate of 5.79%. As of March 31, 2003, Ostex had borrowed $1,625,000 under the loan agreement.

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

If the merger is not consummated, Ostex believes that it will be able to fund its operations through August 2003, based on current projections.  Ostex’ $2,000,000 loan liability to Inverness, however, would have a material impact on the results of operations and financial condition of Ostex because Ostex will not have realized the expected benefits of the merger.

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

If the proposed merger is not consummated, Ostex may seek to raise additional capital by sales of equity or debt securities in the public equity markets or through private placements.  There can be no assurance that additional funds will be available on favorable terms, if at all.  Ostex also may be required to delay, scale back or eliminate some or all of its manufacturing operations and marketing and sales and research and development programs, sell assets, license to third parties rights to commercialize products or technologies that it would otherwise seek to develop on its own, or seek bankruptcy protection.  Ostex has agreed that, except as contemplated or permitted by the merger agreement or otherwise consented to by Inverness in writing, Ostex will, during the pendency of the merger and, if the loan is still in effect in certain circumstances after termination of the merger agreement, comply with restrictions relating to the operation of its business, including, but not limited to, acquiring or issuing any securities, incurring indebtedness for borrowed money, making any loans, advances or capital contributions, encumbering any of its assets, settling material litigation, making capital expenditures other than in the ordinary course of business and consistent with past practice and in an amount in excess of $50,000, entering into any material agreement, and licensing, transferring or materially amending any of its intellectual property.  These restrictions may limit Ostex’ ability to raise operating capital in a timely manner.  In addition, if the merger is not consummated, Ostex will not be able to satisfy ongoing listing requirements and its Common Stock will be delisted from The Nasdaq National Market.  Such delisting would most likely have a material adverse effect on the trading price and liquidity of Ostex’ securities and would further compound the difficulty of raising capital.

Ostex’ financial statements are presented on a going concern basis and assume that assets will be realized in the normal course of business.  If Ostex is forced to liquidate its assets, it may not recover the carrying amount of such assets.  See discussion under “Additional Factors that May Affect Results” below.

Critical Accounting Policies

Ostex’ critical accounting policies used in the preparation of the financial statements relate to revenue recognition.  The reader is advised to refer to Ostex’ Form 10-K for the period ending December 31, 2002 for a more complete discussion of all of the critical accounting policies.

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

The obligations of the parties to effect the merger are subject to a number of conditions, including obtaining final consents of lenders of Inverness and approval by holders of Ostex common stock, and there can be no assurance that the merger will occur.

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

Ostex has not been profitable for any year since its formation in 1989.  Ostex had an accumulated deficit through March 31, 2003 of $43,947,000.  Ostex expects to incur additional costs as it continues with its existing operations, marketing and sales efforts for its products, and research and development activities.  Ostex’ lead product, the Osteomark NTx Urine test, became commercially available in May 1995 in the United States, but sales to date have not been significant enough to generate net income.  Ostex’ ability to achieve long-term profitability is dependent upon successfully manufacturing, marketing, and commercializing existing products.  Ostex expects to continue to incur additional losses in the near-term future and Ostex is unable to predict when, if ever, it will achieve profitability.  Ostex’ ability to continue as a going concern is dependant upon numerous factors, including its ability to obtain additional financing, its ability to increase its level of future revenues and its ability to reduce operating expenses.

Ostex cannot assure you that its Common Stock will continue to be listed on The Nasdaq National Market, and delisting could depress its stock price, limit shareholder liquidity and make it more difficult for Ostex to raise capital.

On March 18, 2003, Ostex received formal written notice of the Nasdaq Staff’s determination that Ostex’ securities should be delisted from The Nasdaq National Market in light of Ostex’ on-going failure to satisfy the $10,000,000 minimum shareholders’ equity requirement set forth in Marketplace Rule 4450(a)(3).  On March 21, 2003, Ostex requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff delisting determination.  At the hearing, Ostex requested continued listing on The Nasdaq National Market pending completion of the merger with Inverness. On May 6, 2003, the Panel granted Ostex’ request and determined to continue the listing of Ostex’ Common Stock on The Nasdaq National Market, subject to certain conditions, including that the merger is consummated no later than June 30, 2003.  Ostex’ Common Stock would not meet the minimum stockholders’ equity requirement for transfer to The Nasdaq SmallCap Market and therefore would be listed on the over-the-counter bulletin board.  If the merger is not consummated and Ostex’ Common Stock is delisted from the Nasdaq system, the delisting could have a material adverse effect on the trading price and liquidity of the stock, and shareholders’ ability to sell shares of Ostex stock would be severely limited.  Among other things, if not listed on The Nasdaq National Market or The Nasdaq SmallCap Market, Ostex’ Common Stock may then constitute “penny stock” which would place increased regulatory burdens on brokers, making them less likely to make a market in Ostex stock.  Loss of Ostex’ Nasdaq listing could also make it more difficult for Ostex to raise capital and would also complicate compliance with state “blue sky” laws.

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

Ostex’ current operations are dependent upon a relatively small number of customers, which change from time to time.  Ostex’ most significant customers during the first three months of 2003 were Mochida Pharmaceutical Co., Ltd., Quest Diagnostics Incorporated, Covance Central Lab Services, Johnson & Johnson Clinical Diagnostics, Inc. and Fisher Scientific.  These customers collectively accounted for approximately 60% of Ostex’ total sales during that period.  Ostex generally does not have long-term purchase contracts with its customers, who order products on a purchase order basis.  In certain circumstances, customer orders may be cancelled, changed or delayed on short notice.  There can be no assurance that Ostex’ current significant customers will continue to buy products at their current or increased levels.  Ostex lost a number of orders from significant customers as a result of manufacturing delays encountered with the start-up of Ostex’ point-of-care manufacturing facility in late 2001 and early 2002.  Loss of a significant Ostex customer or further reduction of the level of orders from a significant Ostex customer could have a material adverse effect on Ostex’ operating results.

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

Ostex has limited suppliers.

The majority of the raw materials, technologies and purchased components used to manufacture Ostex’ products are readily available.  However, certain of these materials, technologies and related support such as solid phase membranes and electronics modules for Ostex’ NTx Point-of-Care device, are from a sole supplier or a limited group of suppliers.  Metrika is the sole supplier of certain critical components for Ostex’ NTx Point-of-Care device and any issues with Metrika’s ability to supply critical components could interrupt the supply of these components for the device.  There can be no assurance that Ostex’ reliance on these suppliers will not result in problems with product supply.  Interruptions in the availability of products could have a material adverse effect on Ostex’ results of operations.

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

Ostex has experienced volatility of stock price

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. Ostex’ exposure to market rate risk, as a result of changes in interest rates, relates primarily to its investment portfolio. At March 31, 2003, Ostex held $1,256,000 in cash and cash equivalents and no fixed or adjustable rate investments that would carry any significant degree of interest rate risk. Additionally, at March 31, 2003 Ostex had $2,642,000 of notes payable. While fluctuations in interest rates may affect the fair value of this debt, Ostex’ debt payments will not be affected due to fixed interest rates on this debt.

Currency risk.  Ostex conducts all financial transactions in U.S. currency.  However, currency fluctuations may impact a foreign customer’s ability to meet its payment obligations and/or future product pricing to that customer.  Based upon Ostex’ credit authorization policy, current economic conditions in countries in which Ostex does significant business, and the level of outstanding foreign receivables, Ostex does not consider this risk to be material to the accompanying financial statements.

Item 4. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Ostex’ management, including its Chief Executive Officer who is also acting as Ostex’ chief financial officer and its Controller, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer concluded that the design and operation of these disclosure controls and procedures were effective.  No significant changes were made in Ostex’ internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 5.  Other Events

On May 6, 2003, the Nasdaq Listing Qualifications Panel, after an oral hearing, granted Ostex’ request to continue the listing of Ostex’ Common Stock on The Nasdaq National Market, subject to certain conditions, including that the merger with Inverness Medical Innovations, Inc. is consummated no later than June 30, 2003.  If the merger is not consummated, Ostex’ Common Stock would not meet the minimum stockholders’ equity requirement for transfer to The Nasdaq SmallCap Market and therefore would be listed on the over-the-counter bulletin board.

Item 6.                       Exhibits and Reports on Form 8-K

(a)                        Exhibits (see note 1)

EXHIBIT INDEX

Exhibit Number	Description	Notes
	Agreements with Inverness Medical Innovations, Inc.
2.1	Agreement and Plan of Merger dated as of September 6, 2002	(15)
2.1A	Amendment to Agreement and Plan of Merger dated as fo February 18, 2003	(17)
2.2	Voting Agreement dated as of September 6, 2002	(15)
2.2A	Letter Agreement dated as of February 18, 2003, amending the Voting Agreement	(17)
2.3	Stock Option Agreement dated as of September 6, 2002	(15)
2.3A	Second Amended and Restated Loan Agreement dated as of February 18, 2003	(17)

3.1	Articles of Incorporation, as amended, dated January 1997	(2)

3.2	Bylaws, as restated	(16)

4.1	Specimen Common Stock Certificate	(3)

10.1A	Amended and Restated Stock Option Plan*	(3)
10.1B	Amended and Restated 1994 Stock Option Plan*	(4)
10.1C	Amended and Restated Directors’ Nonqualified Stock Option Plan*	(5)

10.5	Form of Indemnification Agreement with officers and directors*	(3)

	Agreements with Thomas A. Bologna
10.7	Executive Employment Agreement dated July 16, 1997*	(6)
10.7A	Amendment Agreement dated February 10, 1998*	(16)
10.7B	Amendment No. 2 to Employment Agreement dated January 16, 2002*	(16)
10.7C	Amendment No. 3 to Employment Agreement dated July 9, 2002*	(16)

	Agreements with Mochida Pharmaceutical Co., Ltd
10.12A	Research and Development Agreement dated August 1992.	(3)
10.12B	Osteomark License Agreement Dated August 1992	(3)
10.12D	Second Amendment to Osteomark License Agreement dated December 24, 1997	(6), (7)
10.12E	Serum Osteomark License Agreement	(14)

	Agreements with the Washington Research Foundation
10.13A	Restated Exclusive License Agreement effective June 19, 1992 (Urinary Assay for Measuring Bone Resorption)	(3)
10.13B	Amendment to Restated Exclusive License Agreement effective January 1, 1993	(3)
10.13C	Second Amendment effective June 2, 1994	(3)
10.14	Exclusive License Agreement dated February 10, 1994 (O-CSF)	(3)
10.14A	Amendment to Exclusive License Agreement effective September 5, 2002	(16)

	Agreements with the University of Washington
10.15A	Research Agreement dated July 1, 1996 (Molecular Markers of Connective Tissue Degradation)	(7)(8)
10.15B	Research Agreement dated October 1, 1996 (Role of O-CSF in Osteoclast Regulation)	(7)(8)

	Agreements with David R. Eyre, Ph.D.
10.16A	Know-How Transfer and Consulting Agreement dated September 18, 1989*	(3)
10.16B	Extension and Amendment dated May 1, 1992*	(3)

	Lease Agreements
10.27A	Lease Agreement dated October 2, 1995, with David A. Sabey and Sandra L. Sabey	(9)
10.27B	First Amendment of Lease dated October 15, 1996, with the City of Seattle, successor-in-interest to David A. Sabey and Sandra L. Sabey	(2)

	Agreements with Johnson & Johnson Clinical Diagnostics, Inc.
10.28A	Distribution Agreement dated June 7, 1995	(10)
10.28B	Research, Development, License and Supply Agreement dated June 7, 1995	(10)

10.29	Clinical Laboratory Services License and Supply Agreement dated October 25, 1995, with SmithKline Beecham Clinical Laboratories, Inc.	(9)

10.35	Shareholder Rights Agreement dated January 21, 1997, as amended on February 18, 2003	(11)

10.37	Metrika Manufacturing and License Agreement dated March 10, 2000	(12)

10.38	Transamerica Business Credit Corporation Master Loan and Security Agreement dated October 23, 2000	(13)

99.1	Certification of Periodic Report by CEO and Principal Financial and Accounting Officer	(18)

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

(18)              Included with this Form 10-Q as exhibit of the same number.

(b)          Reports on Form 8-K

Form 8-K dated January 2, 2003, updating status of Ostex’ pending merger with Inverness Medical Innovations, Inc.

Form 8-K dated February 19, 2003, announcing amendment of agreement and plan of merger between Ostex and Inverness Medical Innovations, Inc.

Form 8-K dated February 28, 2003, announcing resignation of Ostex principal accounting and financial officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSTEX INTERNATIONAL, INC.

DATED: May 14, 2003	By:	/s/ Thomas A. Bologna
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

Date:	May 14, 2003
/s/ Thomas A. Bologna
Thomas A. Bologna
Chairman, President and Chief Executive Officer
(sole principal executive officer and sole principal financial and accounting officer)